Form 10-K
period 1993-12-31
MORRISON KNUDSEN CORP
filed 1994-03-30
CIK 763739

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the Fiscal Year Ended

                               DECEMBER 31, 1993

                         Commission File Number 1-8889

                          MORRISON KNUDSEN CORPORATION

                             A Delaware Corporation
                   IRS Employer Identification No. 82-0393735

                  MORRISON KNUDSEN PLAZA, BOISE, IDAHO  83729
                                  208/386-5000

- -------------------------------------------------------------------------------

                SECURITIES REGISTERED AND NUMBER OF REGISTRANT'S
                           COMMON SHARES OUTSTANDING

At March 18, 1994, 33,022,099 shares of registrant's $1.67 par value common stock (registered pursuant to Securities Exchange Act Section 12(b) on the New York Stock Exchange and the Pacific Stock Exchange, Inc.) were outstanding (excluding 421,079 shares held in treasury and including 516,363 unallocated shares of common stock in the Employee Stock Ownership Plan Trust, accounted for as treasury stock). The registrant has no securities registered under Securities Exchange Act Section 12(g).

                     COMPLIANCE WITH REPORTING REQUIREMENTS

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K required under Item 10 is contained in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K.

          AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES

At March 18, 1994, the aggregate market value of the registrant's voting common stock held by nonaffiliates of the registrant based on the New York Stock Exchange closing price on March 18, 1994 for shares traded on the exchange was approximately $900,954,200 (excluding $23,664,600 market value of 516,363 unallocated shares of common stock held by trustee for registrant's Employee Stock Ownership Plan Trust and 328,801 shares, which are assumed to be held by affiliates of the registrant for the purposes of this calculation).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, dated April 4, 1994, for the annual meeting of stockholders on May 12, 1994 are incorporated by reference into Part II and Part III of this Form 10-K.

                          MORRISON KNUDSEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                               DECEMBER 31, 1993

                               TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

Item  1.       Business                                                      I-1

Item  2.       Properties                                                    I-5

Item  3.       Legal Proceedings                                             I-6

Item  4.       Submission of Matters to a Vote of Security Holders           I-6

Additional
Item           Executive Officers of the Registrant                          I-7

                                    PART II

Item  5.       Market for the Registrant's Common Stock and Related
               Stockholder Matters                                          II-1

Item  6.       Selected Financial Data                                      II-1

Item  7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    II-1

Item  8.       Financial Statements and Supplementary Data                  II-7

Item  9.       Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                    II-25

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant          III-1

Item 11.       Executive Compensation                                      III-1

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management                                                  III-1

Item 13.       Certain Relationships and Related Transactions              III-1

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                     IV-1

               Signatures                                                   IV-2

                                     PART I

ITEM 1.  BUSINESS
(All dollar amounts in thousands)

GENERAL

Morrison-Knudsen Company, Inc., the predecessor to Morrison Knudsen Corporation (the "Corporation") was incorporated in Delaware in 1932 to carry on a business founded eighty two years ago at Boise, Idaho. The Corporation's principal executive offices are located at Morrison Knudsen Plaza, Boise, Idaho 83729. The Corporation operates in two industry segments, engineering and construction, and rail systems.

ENGINEERING AND CONSTRUCTION SEGMENT: The Corporation's engineering and construction segment engages in all types of general construction work including industrial, heavy civil and marine, mechanical, pipeline, building, and underground, for a wide range of public and private clients. In addition, the Corporation renders design services in practically all engineering disciplines. Other markets for its services include nuclear and fossil-fueled power plants, environmental and hazardous waste abatement and operations and maintenance for military and commercial facilities. The Corporation also operates, through a number of domestic subsidiaries, coal and lignite mines under long-term contracts. As a general contractor, the Corporation provides construction services in accordance with the terms and specifications of each contract, including planning and scheduling, marshalling of manpower, procurement of equipment and materials, awarding of subcontracts and direction and overall management of the project. The Corporation is also responsible for any failure to perform on the part of a subcontractor. In order to minimize the potential for losses caused by such defaults, the Corporation normally requires performance and payment bonds or other adequate assurances of operational and financial capacity from subcontractors.

RAIL SYSTEMS SEGMENT: The locomotive division of the Corporation's rail systems segment remanufactures locomotives, manufactures new high technology locomotives, designs, manufactures and distributes locomotive component parts, and provides locomotive fleet maintenance services to the railroad industry. The Corporation provides its products and services to freight and passenger railroads, including every Class I Railroad in North America, many metropolitan transit and commuter rail authorities and Amtrak. The transit division of the rail systems segment is the leading U.S. based manufacturer of transit cars. Since 1982, the Corporation has remanufactured and/or overhauled over 3,000 rail passenger vehicles and manufactured approximately 300 new transit cars. The transit division has manufacturing facilities in Hornell, New York and Chicago, Illinois, and in early 1994 the Corporation opened a manufacturing facility in Pittsburg, California. Current new car backlog includes contracts for the Metro North, Chicago Metra, Caltrans and Bay Area Rapid Transit authorities as well as Amtrak. The Corporation offers a full range of locomotive and transit services and currently serves customers in 37 countries around the world.

UNCONSOLIDATED AFFILIATES: In addition, the Corporation has investments in a number of unconsolidated affiliated companies at December 31, 1993 accounted for by the equity method including the following principal unconsolidated affiliates: MK Gold Company ("MK Gold") (46.5%); Strait Crossing Development, Inc. (45%); Texas TGV Corporation (38.2%); AmerBank (31.1%); and Westmoreland Resources, Inc. (24%). MK Gold holds interests in two producing gold mining projects in California and provides contract mining services. Strait Crossing Development, Inc. has a contract to design, build and operate for 35 years an 8.4-mile-long toll bridge linking the Canadian provinces of New Brunswick and Prince Edward Island. Texas TGV Corporation is a development-stage company with a 50-year franchise to provide 200 m.p.h. passenger service connecting five major Texas cities. AmerBank is a licensed bank operating in Poland. Westmoreland Resources, Inc. is a mining company that operates a surface coal mine in Montana. See the "Investments in Unconsolidated Affiliates" and "Subsequent Events" Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for additional information related to unconsolidated affiliates.

In connection with its construction business, the Corporation, in order to balance risk with reward, enters into four basic types of contracts: fixed-price contracts providing for a single price for the total amount of work to be performed and unit-price contracts providing for a specified price for each unit of work performed, under which both risk and anticipated income are the highest; cost-plus-fee contracts with guaranteed maximum costs, under which risk is reduced and anticipated income is accordingly lower; and cost-plus-fee contracts, under which risk is minimal and anticipated income is earned solely from the fee received for services provided. In connection with its engineering contracts, including design and program management, the Corporation's compensation is typically on a cost-plus-fee basis. Regardless of the type of contract, the construction business always has been subject to unusual risks, including unforeseen conditions encountered during construction, the impact of inflation upon costs and financing requirements of clients, and changes in political and legal circumstances in foreign countries, particularly since contracts for major projects are performed over an extended period of time. Although the Corporation constantly seeks to minimize and spread the risks over a large number of contracts, a combination of unusual circumstances could result in a loss on a particular contract or contracts and the Corporation may experience significant changes in operating results on a quarterly or annual basis.

The Corporation frequently participates (principally as sponsor and manager of the projects) in construction joint ventures with others to share risks and combine financial, technical and other resources. Each of the joint venture participants is usually committed to supply a predetermined amount of capital, and to share in a predetermined percentage of income or loss of the joint venture. Construction joint ventures frequently have a short life span, since they are designed and created for the sole purpose of bidding on, negotiating for, and completing one specific project. These single-purpose joint ventures last only as long as the construction project undertaken, which can be less than one year, but are frequently longer on major construction projects. Construction joint ventures undertaken to complete a specific project are liquidated when the project is completed. See the "Construction Joint Ventures" Note to Consolidated Financial Statements in
Part II of this Annual Report on Form 10-K for additional summary joint venture financial information.

There were no significant changes in the business of the Corporation or in the services or products offered during 1993 except for the acquisitions and disposition of certain assets and businesses as described below.

ACQUISITIONS: The Corporation's rail systems segment has established its position as a leading supplier in North America of critical locomotive components through a series of business combinations begun in 1991, including the following acquisitions completed in 1993 and early 1994, and accounted for by the purchase method of accounting. See the "Acquisitions" and "Subsequent Events" Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for additional information.

   - Arrowsmith Power Systems, Inc., a remanufacturer of locomotive turbo chargers was acquired in August, 1993.
   - Clark Industries, Inc., a manufacturer of engine power assemblies was acquired in December, 1993
   - Touchstone, Inc., a leading manufacturer and refurbisher of locomotive cooling systems was acquired in January, 1994.

The Corporation acquired additional voting stock of McConnell Dowell Corporation Limited ("MDC") representing 3% of the total issued and outstanding voting stock bringing the total of its investment to 51.9%. The Corporation consolidated the accounts of MDC effective with the change in control. MDC and its subsidiaries are engaged in civil, mechanical, and commercial construction.

DISPOSITION: In December, 1993, MK Gold, then a wholly-owned subsidiary of the Corporation, completed an initial public offering ("IPO") of its common stock. After the exercise of the underwriters' over-allotment option and (ii) the secondary sale of MK Gold's stock by the Corporation, the Corporation's ownership interest in MK Gold decreased to 46.5%. See the "Subsidiary Sale of Stock" and "Subsequent Events" Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for additional information.

In addition, the Corporation announced on February 23, 1994 that MK Rail Corporation ("MK Rail"), a wholly owned subsidiary of the Corporation (formerly the locomotive division of the rail systems segment, and the locomotive related subsidiaries and affiliates of the Corporation) filed a Registration Statement with the Securities and Exchange Commission for an
initial public offering of MK Rail common stock.    After the Registration
Statement becomes effective and upon completion of the offering, the Corporation will own approximately 58% of the common stock of MK Rail (approximately 55% if the underwriters' over-allotment option is exercised in full) and will continue to control MK Rail.

INDUSTRY SEGMENT DATA: The Corporation's revenue and operating income for the three years ended December 31, 1993 for each of the industry segments is set forth below, (dollars in thousands).

                                      YEAR ENDED DECEMBER 31,
                                   1993      1992(a)   1991(a)
                                ---------- ---------- ---------
REVENUE
Engineering and construction    $2,297,619 $1,985,578 $1,554,628
Rail systems                       424,924    299,353    470,163
                                ---------- ---------- ---------
    Total revenue               $2,722,543 $2,284,931 $2,024,791
                                ---------- ---------- ---------
                                ---------- ---------- ---------
OPERATING INCOME
Engineering and construction       $55,118    $40,276    $58,956
Rail systems                        21,344     11,031     22,958
                                ---------- ---------- ---------

    Total operating income         $76,462    $51,307    $81,914
                                ---------- ---------- ---------
                                ---------- ---------- ---------

- --------------
(a) Restated to conform to 1993 financial statement presentation

Operating income consists of revenue less applicable direct and indirect operating costs and expenses, and excludes general and administrative expenses and other non-operating income and expense. See the "Industry Segment and Geographic Information" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for additional operating and asset data for the three years ended December 31, 1993.

ENGINEERING AND CONSTRUCTION

The engineering and construction segment is a leading provider of planning, design, engineering, construction, procurement, program management, construction management and project finance services in the infrastructure market (both domestic and foreign), including water resources and hydroelectric power, rail and transit, highways and bridges, airports and other heavy civil projects.

The engineering and construction segment accounted for 84 percent of consolidated revenue in 1993, 87 percent in 1992 and 77 percent in 1991.

The engineering and construction segment booked new work of $1,873,700 in 1993 compared with $1,633,100 in 1992 and its backlog at December 31, 1993 stood at $3,049,300, a decrease of $443,900 from the previous year end total of $3,493,200.

RAIL SYSTEMS

The rail systems segment is engaged principally in building new and rebuilding used mass-transit rail cars and in building new and rebuilding used railroad locomotives. In addition, the segment provides aircraft service and maintenance to private and commercial aircraft at its Boise, Idaho facility.

The rail systems segment accounted for 16 percent of consolidated revenue in 1993, 13 percent in 1992, and 23 percent in 1991.

This segment booked new work of $450,000 in 1993 compared with $1,052,500 in 1992 and its year-end 1993 backlog stood at $1,182,600 an increase of $25,100 from the previous year end. This segment currently depends upon a relatively few large municipal transit agencies and railroads. The Corporation expects that this dependence on key customers will continue. The loss of one or more key customers could have a material adverse effect on the Corporation's results of operations.

FOREIGN OPERATIONS

The Corporation operates outside the United States through foreign and domestic subsidiaries which are qualified to do business in various foreign countries. The Corporation has intensified efforts to market its wide-ranging engineering, construction and rail systems services abroad. In addition, as part of its efforts to expand its presence in international markets, the Corporation has entered into several agreements with foreign joint venture partners, acquired interests in rail systems manufacturing operations and construction companies abroad. In 1993, the rail systems segment obtained a controlling interest in a fully integrated manufacturing operation in Buenos Aires, Argentina which includes an approximately 500,000 square foot facility equipped for maintenance, repair and remanufacture of locomotives, freight cars and transit vehicles. In addition, the Corporation acquired a 16.7% equity interest in a company that operates and maintains commuter railways in Buenos Aires, Argentina. In certain instances, international projects entail a higher degree of risk than equivalent domestic projects both from difficulties encountered in performing work in remote locations (i.e. distances, communication and logistics) and from potential actions of foreign governments (i.e., political strife, multiple taxation, currency and foreign exchange limitations).

The Corporation recorded revenues from foreign sources of $600,800 in 1993, $195,300 in 1992, and $58,100 in 1991.

BACKLOG

Backlog consists of uncompleted portions of engineering and construction contracts, including the Corporation's proportionate share of joint venture contracts; the next five-year portion of long-term mining service contracts and uncompleted portions of rail systems contracts.

The following table reflects the composition of year-end backlog distinguished on the basis of their pricing arrangements for the three years ended December 31, 1993:

Composition of year-end backlog

                                                  1993     1992       1991
                                                  ----     ----       ----

Fee-type contracts                            $1,735,100 $2,124,500 $2,672,300

Fixed-price, unit price and fee-type
contracts with guaranteed maximums             2,496,800  2,526,200  1,577,700
                                              ---------- ---------- ----------

                                              $4,231,900 $4,650,700 $4,250,000
                                              ---------- ---------- ----------
                                              ---------- ---------- ----------

Approximately 43 percent of engineering and construction and 52 percent of rail systems backlog at December 31, 1993 is expected to be completed in 1994. Although backlog reflects only business which is considered to be firm and is an indication of expected future revenues, there can be no assurance that cancellations or scope adjustments will not occur or when revenue from such backlog will be realized.

U.S. Government contracts continue to be an important part of the Corporation's business. In 1993, 1992, and 1991, approximately 22, 23, and 23 percent of revenue, respectively, was derived from various U.S. Government agencies. At December 31, 1993, the Corporation's backlog contains approximately $951,300 (22 percent) of both fixed-price and cost-plus-fee contracts and subcontracts with various agencies of the U.S. Government which are subject to termination at the election of the U.S. Government agencies.

Additional information concerning the Corporation's backlog of uncompleted contracts is set forth under the caption "New Business and Backlog" of Management's Financial Review and Analysis in Part II of this Annual Report on Form 10-K.

COMPETITION

The Corporation is engaged in highly competitive businesses, particularly that portion which relates to contracts for construction obtained by competitive bidding. The Corporation competes with other general and specialty contractors both foreign and domestic, including a number of small local contractors. Competition is based primarily on price, reputation and reliability. There can be no assurance that competition in one or more of the Corporation's markets will not adversely affect the Corporation and its results of operations. Success or failure in the construction industry is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, management and project financing skills required to complete them in a timely and cost-efficient manner. Exact statistical data are not available for determining the relative size of construction and engineering companies.

The Corporation's rail systems segment operates in a highly competitive environment. In the case of locomotive remanufacturing, it faces competition from AMF Canada, Conrail, numerous smaller remanufacturers, as well as the in-house shops of certain railroads. The new locomotive manufacturing market is dominated by the Electro-Motive

Division, General Motors Corporation ("EMD") and GE Transportation Systems, General Electric Company ("GE"), which collectively accounted for virtually 100% of the new locomotives delivered in the last five years. The locomotive division's component parts operations face competition from EMD and GE, as well as a number of smaller independent component part manufacturers and distributors. The transit division competes for mass transit rail car business primarily in the U.S. market with approximately five major competitors. While the transit division competes with approximately five major foreign manufacturers, it believes, to the best of its knowledge, that it is the only domestic designer and manufacturer of new mass transit rail cars. Contracts for rebuilding locomotives and building new and rebuilding used mass transit rail cars are awarded on the basis of competitive bid and negotiated contracts.

AVAILABILITY OF RAW MATERIALS

Raw materials and components necessary for the fabrication and manufacturing of products and the rendering of construction and engineering services for the Corporation are generally available from numerous sources. The Corporation does not foresee any unavailability of materials and components which would have a material adverse effect on its overall business or on either of its business segments in the near term.

EMPLOYEES

Total worldwide Corporation employment varies widely since it depends upon the volume, type and scope of operations under way at any given time, as well as upon weather conditions and other factors.

Worldwide employment, including project direct-hire craft employees at December 31, 1993 was approximately 11,910 with 8,720 employed in the engineering and construction segment, 2,920 employed in the rail systems segment and 270 employed at corporate offices in Boise, Idaho.

ITEM 2.  PROPERTIES

At December 31, 1993, the Corporation and its subsidiaries owned a total of 17 principal plants, warehouses, offices and rental properties located throughout the United States, Canada, Australia, New Zealand, the Hawaiian Islands, Micronesia, Melanesia and Indonesia.

The approximate major building space utilized by each segment of the Corporation at December 31, 1993 is as follows:

                                             Area in Square Feet
                                                Owned    Leased
                                             ---------  ---------
              Engineering and construction     181,200  1,347,000

              Rail systems                   1,048,200  1,495,700

              Corporate offices                 57,200    220,700
                                             ---------  ---------
                                             1,286,600  3,063,400
                                             ---------  ---------
                                             ---------  ---------

Aggregate annual rental payments on real estate and equipment leased by the Corporation during the year ended December 31, 1993 was $38,800. For further information on rentals and minimum rental commitments, see the "Commitments and Contingencies" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

The Corporation considers that its construction equipment, rail systems manufacturing facilities and administrative properties are well maintained and suitable for its current operations. Maintenance and repair expenses of $44,200 in 1993, $49,500 in 1992, and $56,600 in 1991 have been charged to operations.

The description, location and expiration dates of major real and personal property leases in effect as of December 31, 1993 are as follows:


                                                            Expiration Date of Initial Term
CORPORATE                                                   (EXCLUDES RENEWAL OPTIONS, IF ANY)
Corporate Headquarters - 220,700 sq. ft.                    January 2015
Corporate Aircraft                                          May 1999

ENGINEERING AND CONSTRUCTION
OFFICE, WAREHOUSE, AND MAINTENANCE FACILITIES
  Australia, and New Zealand - 310,900 sq. ft.              Various thru March 2002
  Pleasanton, California - 11,800 sq. ft.                   March 1996
  San Francisco, California - 163,800 sq. ft.               September 1999
  Arvada, Colorado - 45,300 sq. ft.                         April and October 1996
  Denver, Colorado - 39,900 sq. ft.                         January 1996 and October 2003
  Fort Lauderdale, Florida - 13,200 sq. ft.                 March 1994 and January 1996
  Guam and Saipan - 14,500 sq. ft. and 36 acres             September 1994 and
                                                            December 2000
  Honolulu, Hawaii - 14,100 sq. ft.                         November 1997
  Joliet, Illinois - 54,500 sq. ft. and 3 acres             January 1995
  Dedham, Massachusetts - 14,300 sq. ft.                    May 1996
  St. Louis, Missouri - 64,500 sq. ft.                      July and December 1994
  Albuquerque, New Mexico - 23,900 sq. ft.                  March 1994 and March 1995
  New York, New York - 15,400 sq. ft.                       November 1995
  Cleveland, Ohio - 384,300 sq. ft.                         December 2000
  Taipei, Taiwan - 33,500 sq. ft. and 2 acres               August 1994
  Dallas, Texas - 73,300 sq. ft.                            May 1994, February and October
                                                            1995
  Waxahachie, Texas  17,500 sq. ft.                         February 1996
  San Antonio, Texas - 14,500 sq. ft.                       January 1999
  Salt Lake City, Utah - 37,800 sq. ft.
  and 5 acres                                               October 1994 and
                                                            December 2001
SURFACE MINING EQUIPMENT
  Carlos, Texas                                             December 2007

RAIL SYSTEMS
LOCOMOTIVES                                                 December 2006 and June 2008
PRODUCTION MACHINERY                                        April 1994
OFFICE, WAREHOUSE, HEAVY MANUFACTURING,
  FABRICATION, AND AVIATION FACILITIES
  Sydney and Adelaide, Australia - 8,500 sq. ft.            October 1994 and
                                                            October 1995
  Pittsburg, California - 214,500 sq. ft.
  and 5 acres                                               June 2001
  Simi Valley, California - 31,000 sq. ft.                  January 1997
  Boise, Idaho - 53,900 sq. ft. and 18 acres                December 1999
  Chicago, Illinois - 453,300 sq. ft.                       August 1994, December 1996 and April 1998
  Gilman, Illinois - 18,000 sq. ft.                         December 1996
  Norridge, Illinois - 32,000 sq. ft.                       August 1995
  Hornell, New York - 439,000 sq. ft.
  and 44 acres                                              February 2001
  Lawrenceville, Pennsylvania - 72,000 sq. ft.              December 2000
  Pittsburg, Pennsylvania - 122,000 sq. ft.                 July 2006
  Whyalla, South Australia - 51,500 sq. ft.                 June 1995

ITEM 3.  LEGAL PROCEEDINGS

The Corporation has no material legal actions pending, but is party to litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation did not submit any matters to a vote of security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to the General Instructions to Form 10-K, the following list is included in lieu of being presented in the proxy statement, dated April 4, 1994 for the annual meeting of stockholders to be held on May 12, 1994.

Following is a list of the names and ages of the executive officers of the Corporation together with the date of their election to corporate office and person(s) chosen to become executive officers, subject to election by the Board of Directors in May, 1994. There are no family relationships between the following officers of the Corporation nor are there any arrangements or understandings between any officer or any other person pursuant to which he was selected as an officer.

                            POSITIONS WITH                              OFFICER
  NAME                 AGE  THE CORPORATION                             SINCE
EXECUTIVE OFFICERS

William J. Agee        56   Chairman of the Board, President            1988
                            and Chief Executive Officer

Stephen G. Hanks       43   Executive Vice President - Finance and      1990
                            and Administration, and Secretary
                            (Principal Financial Officer)

Edmund J. Gorman       48   Senior Vice President                       1991

Stephen R. Grant       54   Senior Vice President                       1989

Mark E. Howland        42   Vice President and Controller               1993
                            (Principal Accounting Officer)

Brent D. Brandon       33   Vice President - Corporate Communications   1993

James F. Cleary, Jr.   30   Vice President - Corporate Finance          1993
                            and Planning

Douglas L. Brigham     28   Treasurer                                   1993

EXECUTIVE OFFICER (SUBJECT TO ELECTION)

Gilbert E. Carmichael  66   Senior Vice President

Messrs. Agee, Hanks, Gorman, and Grant have served the Corporation and its subsidiaries in various executive capacities for the past five years. The principal occupations and employment of Messrs. Howland, Brandon, Cleary, Brigham and Carmichael for the past five years is set forth below.

Mr. Howland served the Corporaton as Assistant Director and Director of Internal Audit. Prior to his employment with the Corporation in August, 1992, Mr. Howland was employed as a Senior Audit Manager by Price Waterhouse.

Mr. Brandon served the Corporation as Executive Assistant to the Chairman, and President of Western Aircraft, Inc., a subsidiary of the Corporation. Prior to his employment with the Corporation in January 1992, Mr. Brandon served in the armed forces of the United States.

Mr. Cleary served the Corporation as Director of Strategic Planning, Executive Assistant to the Chairman, and Project Controls Engineer. Prior to his employment with the Corporation in June 1990, Mr. Cleary was a student at Harvard Business School in Boston, Massachusetts.

Mr. Brigham served the Corporation as Manager of Investor Relations and Assistant Manager and Manager of Corporate Finance.

Mr. Carmichael served the Corporation as Senior Vice President, International Group. Prior to his employment with the Corporation in February, 1993, Mr. Carmichael served from January, 1989 to December, 1993 as United States Federal Railroad Administrator.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Traded on the New York and Pacific Stock Exchanges under the Symbol MRN. At the close of business on March 18, 1994 the Corporation had 33,022,099 shares issued and outstanding (including 516,363 unallocated shares held by the trustee for registrant's Employee Stock Ownership Plan Trust).

The approximate number of record holders of the Corporation's voting common stock at March 18, 1993 is 5,149 and does not include beneficial owners of the Corporation's common stock held in the name of a broker, dealer, bank, voting trustee or other nominee. The cash dividends declared and the New York Stock Exchange composite high and low sales prices of the Corporation's common stock traded on the New York and Pacific Stock Exchanges for each quarterly period within the two most recent fiscal years required by this item are set forth under the caption "Quarterly Financial Data" on page II-6 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is set forth under the caption "Selected Five-Year Financial Data" on page II-2 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth under the caption "Management's Financial Review and Analysis" beginning on page II-2 of this Annual Report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning on page II-6 of this Annual Report on Form 10-K.

MANAGEMENT'S FINANCIAL REVIEW AND ANALYSIS


SELECTED FIVE-YEAR FINANCIAL DATA
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
- ----------------------------------------------------------------------------------------------------------------------
OPERATING SUMMARY                                          1993         1992         1991         1990         1989
- ----------------------------------------------------------------------------------------------------------------------
Revenue                                                 $2,722,543   $2,284,931   $2,024,791   $1,758,758   $2,270,249
- ----------------------------------------------------------------------------------------------------------------------
Operating income                                            76,462       51,307       81,914       98,559      104,512
- ----------------------------------------------------------------------------------------------------------------------
Income before extraordinary charge and
 cumulative effect of accounting change                     35,767       13,436       35,456       37,623       35,685
Extraordinary charge from write off of
 unamortized debt issue cost, net of tax                        --       (3,096)          --           --           --
Cumulative effect of accounting change
 for postretirement health care costs, net of tax               --      (17,403)          --           --           --
- ----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $35,767      $(7,063)     $35,456      $37,623      $35,685
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common and common
 equivalent share:
  Income before extraordinary charge and
   cumulative effect of accounting change                    $1.15        $ .44        $1.24        $1.43        $1.40
  Extraordinary charge                                          --         (.10)          --           --           --
  Cumulative effect of accounting change                        --         (.57)          --           --           --
- ----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $1.15        $(.23)       $1.24        $1.43        $1.40
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Dividends declared per share                                 $ .80        $ .80        $ .74        $ .74        $ .74
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION SUMMARY
- ----------------------------------------------------------------------------------------------------------------------
Current assets                                            $793,221     $681,412     $658,200     $660,114     $506,866
Current liabilities                                        689,534      608,730      379,121      410,228      403,677
- ----------------------------------------------------------------------------------------------------------------------
Working capital                                            103,687       72,682      279,079      249,886      103,189
Investments and other assets                               219,060      225,005      216,470      147,649      106,303
Property and equipment, net                                213,669      194,007      177,107      164,597      151,538
Total assets                                             1,225,950    1,100,424    1,051,777      972,360      764,707
Debt due after one year                                      9,768          457      195,232      194,952       13,678
Other non current liabilities                              119,681      115,466       81,274       74,933       82,592
Stockholders' equity                                       406,967      375,771      396,150      292,247      264,760
- ----------------------------------------------------------------------------------------------------------------------
Book value per share                                        $12.87       $12.26       $13.17       $11.15       $10.42
Shares outstanding at year end                          31,617,995   30,639,975   30,086,266   26,199,868   25,415,392
- ----------------------------------------------------------------------------------------------------------------------


BUSINESS
  Morrison Knudsen Corporation operates in two industry segments: engineering and construction, and rail systems.
  The engineering and construction segment provides design, engineering, construction, procurement, project-management and construction-management services in the infrastructure market, including transportation, water resources, heavy civil and energy developments, as well as industrial, institutional and commercial buildings. The segment also provides skills for the nuclear and fossil-fueled power markets and in cogeneration, waste-to-energy, environmental and hazardous waste, and wastewater treatment fields; and in addition serves the hydroelectric, toxic waste, oil and gas, and mine engineering markets. A number of domestic subsidiaries are engaged in long-term contract mining of coal and lignite at mines in the United States. Other markets include operations and maintenance services for military and commercial facilities.
  The rail systems segment is engaged principally in building new and rebuilding used mass transit rail cars in New York,
   California, Illinois and Buenos Aires, Argentina and rebuilding railroad locomotives at Boise, Idaho, Pennsylvania and South Australia and, in addition, provides aircraft service and maintenance to private and commercial aircraft at Boise, Idaho.
  In addition, the Corporation has equity interests in a U.S. development-stage, high-speed commuter rail company, a gold mining company, Indonesian prestress concrete manufacturing and construction companies, a mining company that operates a surface coal mine in Montana, a company to design, build and operate a toll bridge in Canada and a company that operates and maintains commuter railways in Buenos Aires, Argentina.

  Financial information about each segment's operations by industry and geographic area is provided in a note to the financial statements. The following table sets forth the revenue by industry segment and geographic area for the years ended December 31, 1993, 1992 and 1991.


- --------------------------------------------------------------------------------
INDUSTRY SEGMENT REVENUE
(THOUSANDS OF DOLLARS)
- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                   1993           1992           1991
- --------------------------------------------------------------------------------
Engineering and construction           $2,297,600     $1,985,600     $1,554,600
Rail systems                              424,900        299,300        470,200
- --------------------------------------------------------------------------------
Total revenue                          $2,722,500     $2,284,900     $2,024,800
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



- --------------------------------------------------------------------------------
GEOGRAPHIC AREA REVENUE
(THOUSANDS OF DOLLARS)
- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                   1993           1992           1991
- --------------------------------------------------------------------------------
United States                          $2,121,700     $2,089,600     $1,966,700
Asia/Pacific                              342,400         50,200         15,400
Other international                       258,400        145,100         42,700
- --------------------------------------------------------------------------------
Total revenue                          $2,722,500     $2,284,900     $2,024,800
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NEW BUSINESS AND BACKLOG

  Backlog of all uncompleted contracts at December 31, 1993, totaled $4,232 million, compared with $4,651 million at year end 1992. The 1993 year-end backlog is composed of 59% fixed priced and 41% fee-type contracts, compared with 54% and 46%, respectively, at December 31, 1992.
  The Corporation booked new business of $2,304 million in 1993 compared to $2,686 million in 1992. New business in 1993 consisted of $1,854 million for engineering and construction and $450 million for rail systems compared with $1,633 million and $1,053 million in 1992, respectively. New business consists of new contracts and changes to existing contracts. Backlog consists of uncompleted portions of engineering and construction contracts, including the proportionate share of joint-venture contracts, the next five-year portion of long-term mining contracts, and uncompleted portions of rail systems contracts. The following table sets forth the revenue backlog at December 31, 1993 and 1992 and the new business booked in each of the two years ended December 31, 1993.


- ----------------------------------------------------------------------------------------------
INDUSTRY SEGMENT NEW BUSINESS AND BACKLOG
(THOUSANDS OF DOLLARS)
- ----------------------------------------------------------------------------------------------
                                                1993                          1992
                                      -------------------------     --------------------------
                                      New Business       Backlog    New Business       Backlog
- ----------------------------------------------------------------------------------------------
Engineering and construction           $1,853,700     $3,049,300     $1,633,100     $3,493,200
Rail systems                              450,000      1,182,600      1,052,500      1,157,500
- ----------------------------------------------------------------------------------------------
Total                                  $2,303,700     $4,231,900     $2,685,600     $4,650,700
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------


  Approximately 46% of total 1993 year-end backlog (43% of engineering and construction and 52% of rail systems) is expected to be recognized as revenue in 1994. Although backlog reflects only business which is considered to be firm and is an indication of expected future revenues, there can be no assurance that cancellations or scope adjustments will not occur or when revenue and earnings from such backlog will be realized.

RESULTS OF OPERATIONS

1993 COMPARED TO 1992

  Operating income of the engineering and construction segment in the fourth quarter of 1993 was $10.9 million compared with $14.1 million (restated) for the comparable 1992 quarter. The 1993 fourth quarter's results were adversely affected by (i) the sluggishness of the private sector market for engineering and construction services and (ii) an increase in operating loss provisions of $1.2 million. In addition, the 1992 fourth quarter was favorably effected by the recognition of additional claim revenue of $1.5 million. Operating income of the engineering and construction segment increased in 1993 to $55.1 million from $40.3 million

(restated) in 1992 due primarily to an improvement in operating results from heavy civil construction, which sustained significant losses on a number of contracts in 1992, but which returned to profitability in 1993.
  Operating income of the rail systems segment in the fourth quarter of 1993 was $8.4 million compared with $9.0 million for the comparable quarter of 1992.
This decrease results primarily from a decrease in the number of transit cars shipped in 1993 compared to 1992, partially offset by an increase in operating income from the segment's Australian operations and an increase in shipments of rebuilt locomotives and traction motors. Operating income of this segment increased to $21.3 million for the year 1993 compared to $11.0 million for 1992. This increase is primarily the result of shipments of new transit cars to a midwest transit authority begun in the last quarter of 1992 and continuing through 1993 and increased operating income from the Australian operations.
  Research and development expenditures of $3.7 million by the rail systems segment, relating to the design of new locomotives intended for sale or lease, were charged to net income in 1993. The Corporation did not incur significant research and development expenses in 1992.
  In December 1993 MK Gold Company, previously a wholly-owned subsidiary of the Corporation, completed an initial public offering of 8 million unissued shares of its common stock at an offering price of six dollars a share. The Corporation recognized a $10.6 million pretax gain because the selling price per share exceeded the Corporation's carrying cost per share. Concurrent with the initial public offering, the Corporation sold 1 million shares of MK Gold's common stock to the public and recognized a $2.1 million pretax gain. See the "Subsidiary Sale of Stock" Note to Consolidated Financial Statements.
  Interest expense in 1993 increased to $3.3 million compared to $1.7 million of interest expense in 1992 (excluding $10.6 million of original issue discount recognized in 1992 prior to the redemption for cash of the outstanding LYONs in
1992). The increase reflects the rise in the average short-term borrowings outstanding from $1.4 million in 1992 to $41.1 million in 1993, partially offset by a decline in the weighted average interest rate in 1993 compared to 1992. See the discussions related to the LYONs redemption in "Results of Operations 1992 Compared to 1991" below.
  The increase in the Corporation's share of investee net losses from $.1 million (restated) in 1992 to $5.8 million in 1993 reflect increases in the Corporation's share of losses including (i) $.7 million from Texas TGV Corporation, (ii) $2.9 million from a new venture investment, (iii) $1.2 million from McConnell Dowell Corporation Limited ("MDC") (for the period prior to consolidation in July 1993), and a reduction in interest income from MDC in 1993.
  Other income, net increased from $23.7 million in 1992 to $25.8 million in 1993. See the "Other Income (Expense) Net" Note to Consolidated Financial Statements.
  The effective tax rates for the past three years have been: 39.3% in 1991; 44.3% in 1992; and 42.1% in 1993. These rates are higher than the U.S.
statutory rates of 34% in 1991 and 1992 and 35% in 1993, because they include both foreign income, which generally continues to be taxed at rates higher than the U.S. statutory rate, and state income taxes. The Corporation changed its method of accounting for income taxes effective January 1, 1993. The impact of this change was not significant.

1992 COMPARED TO 1991

  Operating income of the engineering and construction segment in the fourth quarter of 1992 was $14.1 million (restated) compared with $13.0 million for the comparable 1991 quarter. The increase was primarily due to the recognition of $1.5 million additional claim revenue. Operating income of the engineering and construction segment declined from $59.0 million in 1991 to $40.3 million (restated) in 1992 due in large part to an increase of $2.8 million (restated) in provisions for estimated losses on a number of heavy-civil construction contracts, $16.9 million less claims for additional contract revenue and a $3.0 million charge resulting from the suspension of a rapid transit construction contract. Operating income of the rail systems segment increased to $9.0 million in the 1992 fourth quarter from $2.9 million in the 1991 fourth quarter, but declined for the year 1992 overall due to the absence of new transit car shipments until late in the third quarter of 1992.
  The decrease in the Corporation's share of investee's earnings and interest income was due to the acquisition by the Corporation of MD Investments, Inc. ("MDI"), a wholly owned subsidiary of MDC because pursuant to the terms of the purchase agreement, the management fee of approximately $1.9 million from MDC ceased in December 1991. The Corporation also recognized $2.0 million in losses from two corporate joint-venture investments. The loss of $3.0 million annual interest income from MDC, due to the acquisition of MDI, together with the completion of a major MDC joint venture project (for which the corporation rec-ognized $1.1 million income in 1992) reduced the income recognized from MDC in 1993.
  The decrease in other income, net stems in part from recognition of a number of unusual and infrequent charges including: $3.5 million provision for unrealized losses for marketable equity securities, $1.7 million loss from settlement of a foreign currency transaction, and $1.5 million loss from terminating a non-construction joint venture. See the "Other Income (Expense) Net" Note to Consolidated Financial Statements. In addition, the Corporation realized $39.7 million of income from investments in 1992. However, the redemption of the 7.25 percent convertible LYONs on September 30, 1992 for $204.0 million in cash reduced investment income in future periods.

  Interest expense declined from $4.2 million in the fourth quarter of 1991 to $.3 million in the comparable 1992 period and from $16.2 million in the year 1991 to $12.3 million in 1992. The LYONs redemption on September 30, 1992 eliminated the impact of accrued original issue discount (interest expense) on the results of operations.
  The effective income tax rate for 1992 (before extraordinary charge and cumulative effect of accounting change) was 44.3% compared to 39.3% for 1991. The increase in the effective rate was the result of operating losses incurred which were not deductible for state tax purposes and an increase in foreign tax expense. A tax benefit of 36% was provided on the extraordinary charge and cumulative effect of accounting change using the incremental tax rate applicable to the items.
  General and administrative expense decreased $2.8 million in the fourth quarter of 1992 compared to the fourth quarter of 1991 and $7.3 million in 1992 compared to 1991. These decreases are the result of downsizing corporate staff functions in the third quarter of 1991, reductions in pension expense, group medical costs, and compensation expense in connection with executive incentive and stock award plans.
  The extraordinary charge of $3.1 million represents the write-off of unamortized issue cost (net of $1.7 million tax) of the LYONs which were redeemed for cash on September 30, 1992.
  The Corporation changed to the accrual method of accounting for postretirement health care costs effective January 1, 1992. The cumulative effect of the change of $17.4 million (net of $9.8 million tax), representing unfunded prior service cost at December 31, 1991, was recognized in the consolidated statement of operations as a restatement of the first quarter's results of operations.

FINANCIAL CONDITION

- --------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
(THOUSANDS OF DOLLARS)
- --------------------------------------------------------------------------------
                                                      1993     1992      1991
- --------------------------------------------------------------------------------
Cash, cash equivalents, and short term investments  $91,879  $177,692  $258,090
Net cash provided (used) by:
  Operating activities                              (64,302)  173,905    94,652
  Investing activities                                  894    35,762  (122,042)
  Financing activities                               21,276  (214,602)   45,764
- --------------------------------------------------------------------------------


  Total capitalization at December 31, 1993 was $454.0 million composed of $47.0 million debt and $407.0 million equity.
  The Corporation's primary sources of short-term financing during the past few years were customer advances, particularly for the rail systems segment, sale of short-term investments and operations. However, in 1993, net cash generated by operations decreased compared to the previous two years, primarily as a result of increased accounts receivable and inventory levels and a decrease in customer advances, particularly for the rail system segment. The increase in accounts receivable, including customer's retentions, which increased $17.9 million at December 31, 1993 compared with December 31, 1992 was due principally to increased revenues. The increased inventory levels at year-end 1993 primarily reflected higher inventory levels necessary to support the rail systems' expanding role as a fully-integrated manufacturer of transit cars and locomotives and supplier of aftermarket railway products. The decrease in customer advances in 1993 of $75.7 million were used primarily to fund rail systems inventories.
  Excluding $47.9 million of cash provided from the sale of short-term investments, net cash used for investments declined in 1993. In 1993 net cash used for investing activities included $52.2 million that was invested in property, plant and equipment, primarily for rail systems leasehold improvements, manufacturing machinery, and equipment. Aside from certain owned facilities, the Corporation leases the majority of its facilities and certain construction equipment under noncancellable operating leases. In 1993, rent expense under all operating leases was $38.8 million. The Corporation's future lease commitments are discussed in the "Commitments and Contingencies" Note to Consolidated Financial Statements. In addition to investments in fixed assets, the Corporation funded $15.5 million for initial design and engineering relating to new transit car models.
  Net cash provided by financing activities increased in 1993 compared to 1992. In 1992, the Corporation redeemed the LYONs for cash and paid down loan balances assumed in business combinations. In 1993, the Corporation borrowed short-term to finance working capital needs. The Corporation expects that it will continue to incur short-term borrowings from time to time to finance rail systems and engineering and construction working capital needs. The Corporation believes that its balance of cash, together with funds generated from operations and existing short-term and potential long-term borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future.
  The Corporation had available from banks $135.0 million under committed revolving credit agreements. The Corporation is currently negotiating with banks to replace its two unsecured revolving credit agreements with a $150.0 million revolving credit facility by March 31, 1994.

- --------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------
  Selected quarterly financial data for the two years ended December 31, 1993, is presented below. Computations of earnings per share for each quarter and the annual period are independent.
- ----------------------------------------------------------------------------------------------------
1993 Quarter                                      1st            2nd            3rd           4th*
- ----------------------------------------------------------------------------------------------------
Revenue                                        $560,195       $655,392       $733,840       $773,116
Operating income                                $17,876        $17,843        $21,496        $19,247
Net income                                       $7,883         $8,207         $9,250        $10,427
Earnings per common share                           .26            .27            .30            .33
- ----------------------------------------------------------------------------------------------------
Dividends declared                                 $.20           $.20           $.20           $.20
Market price
 High                                            $22.25         $25.62         $27.12         $26.50
 Low                                              19.37          19.75          23.75          21.75
- ----------------------------------------------------------------------------------------------------


* Net income for the fourth quarter of 1993 included (i) an after tax gain on subsidiary sale of stock of $6,271 and (ii) an after tax gain on the Corporation's sale of subsidiary stock of $1,216.


- ----------------------------------------------------------------------------------------------------
1992 Quarter (a)                                  1st            2nd            3rd            4th
- ----------------------------------------------------------------------------------------------------
Revenue                                        $508,962       $524,649       $584,650       $666,670
Operating income (loss)                         $15,075        $14,065          $(975)       $23,142
Income (loss) before extraordinary charge and
 cumulative effect of accounting change          $6,764         $6,960        $(7,145)        $6,857
Extraordinary charge from write off of
 unamortized debt issue cost, net of tax             --             --        $(3,096)            --
Cumulative effect of accounting change for
 postretirement health care costs, net of tax  $(17,403)            --             --             --
- ----------------------------------------------------------------------------------------------------
Net income (loss)                              $(10,639)        $6,960       $(10,241)        $6,857
- ----------------------------------------------------------------------------------------------------
Earnings (loss) per common share
  Income (loss) before extraordinary charge and
   cumulative effect of accounting change          $.22           $.23          $(.24)          $.23
  Extraordinary charge                               --             --           (.10)            --
  Cumulative effect of accounting change           (.57)            --             --             --
- ----------------------------------------------------------------------------------------------------
Net income (loss)                                 $(.35)          $.23          $(.34)          $.23
- ----------------------------------------------------------------------------------------------------
Dividends declared                                 $.20           $.20           $.20           $.20
Market price
 High                                            $28.50         $25.56         $22.87         $22.25
 Low                                              23.12          19.50          19.87          17.87
- ----------------------------------------------------------------------------------------------------


(a) Restated to conform to 1993 financial statement presentation.


INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Morrison Knudsen Corporation

We have audited the accompanying consolidated balance sheets of Morrison Knudsen Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Table of Contents at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly in all material respects the financial position of Morrison Knudsen Corporation and Subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed on page II-23 of the "Notes to Consolidated Financial Statements," the Corporation changed its method of accounting for postretirement health care costs in 1992 to conform with Statement of Financial Accounting Standards No. 106.


/s/  Deloitte & Touche

DELOITTE & TOUCHE
Boise, Idaho
February 8, 1994

CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT SHARES DATA)


- -----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                  1993         1992(a)         1991
- -----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                              $2,722,543     $2,284,931     $2,024,791
Cost of revenue                                                                      (2,646,081)    (2,233,624)    (1,942,877)
- -----------------------------------------------------------------------------------------------------------------------------
Operating income                                                                         76,462         51,307         81,914
General and administrative expenses                                                     (37,358)       (38,160)       (48,813)
Research and development expenses                                                        (3,701)            --             --
Gain on subsidiary sale of stock                                                         10,602             --             --
Interest expense                                                                         (3,277)       (12,307)       (16,156)
Equity in net earnings (loss) and interest earned from unconsolidated affiliates         (5,757)          (133)         5,545
Other income, net                                                                        25,827         23,676         35,964
- -----------------------------------------------------------------------------------------------------------------------------
Income before income taxes, minority interests, extraordinary charge, and
 cumulative effect of accounting change                                                  62,798         24,383         58,454
Income tax expense                                                                      (26,459)       (10,813)       (22,998)
Minority interests in net earnings of subsidiaries                                         (572)          (134)            --
- -----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary charge and cumulative effect of
 accounting change                                                                       35,767         13,436         35,456
Extraordinary charge from write off of unamortized debt issue cost,
 net of tax                                                                                  --         (3,096)            --
Cumulative effect of accounting change for postretirement health care costs,
 net of tax                                                                                  --        (17,403)            --
- -----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                       $35,767        $(7,063)    $1,035,456
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
  Income before extraordinary charge and cumulative effect of
   accounting change                                                                      $1.15          $(.44          $1.24
  Extraordinary charge                                                                       --           (.10)            --
  Cumulative effect of accounting change                                                     --           (.57)            --
- -----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                         $1.15          $(.23)         $1.24
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Common shares used to compute earnings (loss) per share                              30,991,169     30,410,585     28,544,432
- -----------------------------------------------------------------------------------------------------------------------------
Dividends per share                                                                       $0.80          $0.80          $0.74
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------


(a) Restated to conform to 1993 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
- ----------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                    1993         1992(a)
- ----------------------------------------------------------------------------------------------------
ASSETS
- ----------------------------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                                                     $91,879     $1,134,011
Short term investments, at cost that approximates market                           --         43,681
Accounts receivable including retentions of $62,800 and $44,871               231,021        160,196
Refundable federal income taxes                                                21,096         18,365
Inventories                                                                   133,350         78,856
Costs and earnings in excess of billings on uncompleted contracts             185,221        127,254
Investments in construction joint ventures                                     83,116         68,904
Deferred income taxes                                                          25,019         36,135
Other                                                                          22,519         14,010
- ----------------------------------------------------------------------------------------------------
Total current assets                                                          793,221        681,412
- ----------------------------------------------------------------------------------------------------


Investments and other assets
Marketable securities, at cost, market $53,180 and $69,998                     51,143         60,902
Investments in and receivables from unconsolidated affiliates                  62,649         34,567
Investments in gold mining joint ventures                                          --         31,238
Goodwill and other intangibles, net                                            36,284         27,127
Other investments and assets                                                   68,984         71,171
- ----------------------------------------------------------------------------------------------------
Total investments and other assets                                            219,060        225,005
- ----------------------------------------------------------------------------------------------------


Property and equipment, at cost
Land and mineral rights                                                        21,131         20,755
Buildings and improvements                                                    153,252        133,100
Machinery and equipment                                                        67,187         46,708
Construction equipment                                                        226,221        219,591
- ----------------------------------------------------------------------------------------------------
Total property and equipment                                                  467,791        420,154
Less accumulated depreciation                                                (254,122)      (226,147)
- ----------------------------------------------------------------------------------------------------
Property and equipment, net                                                   213,669        194,007
- ----------------------------------------------------------------------------------------------------
Total assets                                                               $1,225,950     $1,100,424
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------


(a) Restated to conform to 1993 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


- ----------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                   1993           1992(a)
- ----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------
Current liabilities
Short term and current portion of long term debt                           $   37,238     $1,005,757
Accounts payable including retentions of $45,951 and $44,806                  293,746        209,418
Accrued salaries, wages and benefit plan liabilities                           46,507         49,649
Other accrued expenses                                                         53,372         55,483
Billings in excess of costs and earnings on uncompleted contracts             104,460         58,966
Advances from customers                                                       147,788        223,501
Dividends payable                                                               6,423          5,956
- ----------------------------------------------------------------------------------------------------
Total current liabilities                                                     689,534        608,730
- ----------------------------------------------------------------------------------------------------
Non current liabilities
Deferred income taxes                                                          24,189         31,149
Deferred compensation                                                          13,671          9,127
Accrued workers' compensation insurance                                        46,597         46,824
Accrued postretirement benefit obligation                                      26,506         27,375
Debt due after one year                                                         9,768            457
- ----------------------------------------------------------------------------------------------------
Total non current liabilities                                                 120,731        114,932
- ----------------------------------------------------------------------------------------------------
Commitments and contingencies
- ----------------------------------------------------------------------------------------------------
Minority interests in subsidiaries                                              8,718            991
- ----------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, par value $.10, authorized 10,000,000 shares, none issued
Common stock, par value $1.67, authorized 100,000,000 shares,
 issued 32,698,179 and 32,072,353 shares                                       54,494         53,453
Capital in excess of par value                                                252,250        236,337
Retained earnings                                                             127,466        116,330
Treasury stock, 1,080,184 and 1,432,378 shares, at cost                       (19,435)       (25,959)
Deferred compensation for restricted stock awards                              (5,837)        (3,660)
Cumulative translation adjustments                                             (1,971)          (730)
- ----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                    406,967        375,771
- ----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $1,225,950     $1,100,424
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOW
(THOUSANDS OF DOLLARS)
- ----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                        1993            1992          1991
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                           $ 35,767       $ (7,063)      $ 35,456
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
  Cumulative effect of accounting change of $27,192 and extraordinary charge of $4,837            --         32,029             --
  Depreciation expense                                                                        37,655         30,218         34,042
  Deferred income taxes                                                                        4,156        (11,087)       (14,585)
  Deferred compensation and workers? compensation insurance                                    6,895          6,015          4,454
  Amortization of original issue discount less payment of $32,285 in 1992                         --        (21,679)        13,300
  Gain on subsidiary sale of stock                                                           (10,602)            --             --
  Gain on sale of assets                                                                     (14,677)       (15,915)       (20,204)
  Other items, net                                                                            14,782          9,929            566
  Change in assets and liabilities net of effects of purchases of businesses:
   Receivables                                                                               (30,891)         8,070         50,734
   Inventories                                                                               (38,306)       (19,939)        31,113
   Costs and earnings in excess of (less than) billings on uncompleted
    contracts, net                                                                            (8,105)        14,821        (17,455)
   Equity in construction joint ventures                                                         (70)        (9,339)        (5,642)
   Other assets                                                                                3,361            225          3,157
   Accounts payable, accrued salaries and expenses                                            12,869         47,504           (433)
   Income taxes payable (refundable)                                                          (1,423)       (19,887)         1,366
   Customer advances, net                                                                    (75,713)       130,003        (21,217)
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                             (64,302)       173,905         94,652
- ----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Short term investments, net                                                                   47,859         90,488        (35,673)
Property and equipment acquisitions                                                          (52,187)       (35,668)       (66,712)
Property and equipment disposals                                                               5,341          7,399         27,334
Investments in and loans to unconsolidated affiliates                                         (9,605)       (12,450)       (53,167)
Collection of affiliate receivables                                                            4,013         25,302          1,723
Other investments and assets                                                                   1,104         (8,961)         4,453
Purchase of businesses, net of cash acquired                                                   4,369        (30,348)            --
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                                 894         35,762       (122,042)
- ----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net borrowings (repayments) under credit agreements and short term debt                       43,810        (22,134)           555
Payments of long term debt                                                                      (399)      (171,813)       (18,053)
Borrowings of long term debt                                                                   1,526             --            955
Proceeds from stock sale and stock issued                                                        503            935         80,005
Dividends paid                                                                               (24,164)       (22,530)       (18,089)
Other equity transactions of pooled subsidiaries                                                  --            940            391
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                              21,276       (214,602)        45,764
- ----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                             (42,132)        (4,935)        18,374
Cash and cash equivalents at beginning of period                                             134,011        138,946        120,572
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $ 91,879       $134,011       $138,946
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, including $32,285 of accumulated original issue discount
 on LYONs in 1992                                                                           $  7,076       $ 36,616       $  6,020
Income taxes paid                                                                             25,034         30,257         36,843
Acquisition of assets for stock:
   Property, plant and equipment and other assets                                             10,700             --             --
   Goodwill and other intangibles                                                              7,248             --             --
   Liabilities assumed                                                                        (2,535)            --             --
- ----------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


- --------------------------------------------------------------------------------------------------------------------------------
                           SHARES OF                                                                    DEFERRED
                       COMMON STOCK (A)                       CAPITAL IN                              COMPENSATION   CUMULATIVE
                                                    COMMON     EXCESS OF     RETAINED     TREASURY   FOR RESTRICTED  TRANSLATION
                         ISSUED      TREASURY        STOCK     PAR VALUE     EARNINGS       STOCK     STOCK AWARDS   ADJUSTMENTS
- --------------------------------------------------------------------------------------------------------------------------------
December 31, 1990      28,399,472   (2,199,604)    $47,332      $156,156     $130,320     $(39,740)        $(1,821)         $ --
Net income                                                                     35,456
Dividends declared                                                            (18,984)
Issuance of shares      3,450,000                    5,750        72,108
  in public offering
Stock option and           38,178      445,966          63         1,550                     8,060             388
  award plans
Treasury stock                         (47,746)                                             (1,081)
  acquired
Compensation                                                                                                   786
  amortization
Foreign currency                                                                                                            (584)
  translation
  adjustments
Transactions of                                                      490          (99)
  pooled companies
- --------------------------------------------------------------------------------------------------------------------------------
December 31, 1991      31,887,650   (1,801,384)     53,145       230,304      146,693      (32,761)           (647)         (584)
Net loss                                                                       (7,063)
Dividends declared                                                            (23,200)
Stock option and          184,703      375,546         308         4,993                     7,073          (3,456)
  award plans
Treasury stock                          (6,540)                                               (271)
  acquired
Compensation                                                                                                   443
  amortization
Foreign currency                                                                                                            (146)
  translation
  adjustments
Transactions of                                                    1,040         (100)
  pooled companies
- --------------------------------------------------------------------------------------------------------------------------------
December 31, 1992      32,072,353   (1,432,378)     53,453       236,337      116,330      (25,959)         (3,660)         (730)
Net income                                                                     35,767
Dividends declared                                                            (24,631)
Stock issued in           471,996                      787        11,653
  business
  combinations
Stock option and          153,830      365,567         254         4,260                     6,847          (3,087)
  award plans
Treasury stock                         (13,373)                                               (323)
  acquired
Compensation                                                                                                   910
  amortization
Foreign currency                                                                                                          (1,241)
  translation
  adjustments
- --------------------------------------------------------------------------------------------------------------------------------
December 31, 1993      32,698,179   (1,080,184)    $54,494      $252,250     $127,466     $(19,435)        $(5,837)      $(1,971)
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------


(a) Treasury stock at December 31, 1993 includes 579,204 shares of unallocated stock held by the Employee Stock Ownership
    Plan Trust.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

The term "Corporation" as used in this Annual Report includes Morrison Knudsen Corporation and its consolidated subsidiaries unless otherwise indicated.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Corporation and all of its majority-owned subsidiaries. Investments in 20 percent to 50 percent owned companies and joint ventures are accounted for by the equity method. The Corporation's proportionate share of joint venture revenue, cost of revenue and operating income is included in the consolidated statement of operations. Intercompany accounts and transactions have been eliminated.

RECOGNITION OF REVENUE: The Corporation recognizes revenue on construction contracts, including substantially all of its construction joint-venture contracts, on the percentage-of-completion method, based on the proportion of costs incurred on the contract to total estimated contract costs. Construction-management and engineering contract revenue is recognized on the accrual method. Revenue is recognized on long-term rail systems contracts when products are shipped. Revisions in contract revenue and cost estimates are reflected in the accounting period when known. Provision is made currently for estimated losses on uncompleted contracts. Claims for additional contract revenue in excess of original contract price are recognized when an offer to settle has been received from the customer.

  Costs and earnings in excess of billings represent revenue accrued under the percentage of completion method but not yet billable under the terms of the con-tract and are recoverable from customers upon various measures of performance such as quantities excavated or delivered, costs incurred, time schedules or completion of the contract. Substantially all the unbilled amounts at December 31, 1993, net of progress payments, are expected to be collected during 1994.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES: The Corporation includes in current assets and liabilities amounts realizable and payable under engineering, construction and rail systems contracts that extend beyond one year. Accounts receivable at December 31, 1993 include $26,920 of retentions, generally payable by customers on final acceptance, which are expected to be collected after 1994.

  Advances received from customers as payments on account of work in progress are regarded as partial payment and reflected as deductions from the related asset. Advances by customers to provide a revolving fund from which to pay contract-related costs are reflected as liabilities until the contract is substantially or fully completed. The Corporation does not pay interest on advances from customers.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: Cash equivalents consist of investments in highly liquid securities having an original maturity of three months or less.

  Short-term investments consist of marketable equity securities and other investment-grade securities and are stated at the lower of their aggregate cost or market. For purposes of the consolidated statement of cash flow, the Corporation does not consider short-term investments to be cash equivalents.

INVENTORIES: Inventories are stated at the lower of cost or market. Most inventories are valued at actual purchase or standard production costs of units to be produced under a long-term contract. The remainder are valued at the lower of last-in, first-out (LIFO) cost or market.

TRANSIT CAR DESIGN COSTS: Certain initial design and engineering costs on new transit car models are capitalized and amortized over their estimated economic useful lives of 5 years. The unamortized balance of transit car design and engineering costs at December 31, 1993 was $15,519. Similar costs were not material in prior years. Such capitalized costs are included in the accompanying balance sheet under the caption "Other Investments and Assets". The capitalized costs are written off if it becomes probable that they cannot be recovered from future transit car contract revenue.

CREDIT RISKS: Financial instruments which potentially subject the Corporation to concentrations of credit risks consist of cash equivalents, short-term investments and billed and unbilled accounts receivable.

  The Corporation by policy, limits the amount of credit exposure to any one financial institution and places the investments with financial institutions evaluated as highly creditworthy. Concentrations of credit with respect to billed and unbilled accounts receivable are limited due to the Corporation's credit evaluation process. Historically, the Corporation has not incurred any significant credit-related losses.

DEPRECIATION AND AMORTIZATION: The cost of buildings and office furniture and equipment is depreciated on the straight-line method over periods from 3 to 30 years. The cost of construction equipment (less salvage values of 10 to 20%) is depreciated on the straight-line method over periods from 5 to 10 years. Certain specialty equipment is depreciated using the units-of-production method and may have salvage values which exceed 20% of original cost. The cost and accumulated depreciation of property and equipment disposals are removed from the accounts, and gains or losses are reflected in operations.

GOODWILL AND OTHER INTANGIBLES: Goodwill, costs in excess of the net assets of businesses acquired, is amortized on a straight-line basis over periods ranging from 5 to 30 years. Costs of noncompete agreements are being amortized over their contract periods of 5 and 10 years. Accumulated amortization at December 31, 1993 and 1992, was $2,741 and $1,300, respectively.

PROJECT DEVELOPMENT COSTS: The Corporation defers certain costs related to the design, engineering, construction, and ongoing operation and maintenance of certain major projects in which the Corporation for the first time intends to retain an ownership interest. Project development costs of $5,922 and $3,031 were deferred at December 31, 1993 and 1992, respectively and are included in the accompanying balance sheet under the caption "Other Investments and Assets".

FOREIGN CURRENCY TRANSLATION: The functional currency for the majority of the Corporation's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation are deferred as a separate component of stockholders' equity until disposition or substantial disposition of the investment. Gains or losses resulting from foreign currency transactions are included in the net income of the period in which the transaction is completed. The Corporation enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on operating results. The contracts hedge firm purchase commitments and any gains or losses are deferred and included as a component of the related transaction.

INCOME TAXES: Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES ("SFAS 109") which requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Adoption of FAS 109 did not have a material effect on the financial statements of the Corporation.

RESEARCH AND DEVELOPMENT: Company sponsored research and development expenditures related to rail systems segment products are expensed as incurred.

EARNINGS (LOSS) PER SHARE: Earnings (loss) per share are computed based on the weighted average number of shares outstanding plus shares issuable upon assumed exercise of stock options, reduced by the shares which could be purchased with the assumed proceeds from such shares, if dilutive.

STATEMENT OF
FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 112 EMPLOYER'S ACCOUNTING FOR POSTEMPLOYMENT BENEFITS ("FAS 112"). Adoption is required by January 1, 1994. The statement establishes standards of financial accounting and reporting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The Corporation believes that FAS 112, when adopted, will not have a material effect on its financial position or results of operations.

SUBSIDIARY SALE OF STOCK

On December 21, 1993, MK Gold Company, ("MK Gold") then a wholly-owned subsidiary of the Corporation, completed an initial public offering ("IPO") of 8,000,000 shares of its common stock at an offering price of six dollars a share. MK Gold is in the business of mining gold, developing gold mining projects and providing contract mining services. The net proceeds to MK Gold from the IPO, after deducting underwriters'commissions and offering expenses, were $43,077. The Corporation recorded a $10,602 pretax gain on the IPO in recognition of the net increase in value of the Corporation's investment in MK Gold. Concurrent with MK Gold's IPO, the Corporation sold 1,000,000 shares of MK Gold's common stock to the public, at a price of six dollars a share. These sales reduced the Corporation's investment to 50%. The Corporation received net cash proceeds of $5,385 and recognized a $2,056 pretax gain. In January 1994, MK Gold sold additional common stock to the public which reduced the Corporation's ownership in MK Gold to 46.5%. The Corporation's accompanying financial state-ments at December 31, 1993 reflect the investment in MK Gold under the equity method of accounting. MK Gold's revenue and net income for 1993 prior to the IPO was $40,963 and $2,475, respectively.

MARKETABLE SECURITIES

Non-current marketable securities are carried at the lower of aggregate cost or market value. The portfolio consists primarily of foreign government bonds (maintained in support of the Corporation's self-insurance programs). At December 31, 1993, the excess of market value over cost consisted of unrealized gains of $2,472 and unrealized losses of $435.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

ACQUISITIONS

In April 1993, the Corporation reached an agreement with Joy Technologies Inc. ("JTI") whereby JTI exchanged cash and other assets, (including its 50% common stock interest in Joy MK Projects Company ("J/MK"), an unconsolidated affiliate), for a release by the Corporation of JTI's obligation to complete a contract for installation of pollution control devices and other consideration. Effective May 1, 1993, the accounts of J/MK have been fully consolidated with those of the Corporation. The consolidation of the accounts had no material effect on the Corporation's accompanying financial statements as of December 31, 1993 and for the year then ended.

  Effective July 1, 1993, the Corporation acquired for $527 cash additional voting stock of McConnell Dowell Corporation Limited ("MDC") representing 3% of the total issued and outstanding voting stock of MDC bringing the Corporation's aggregate share of MDC's voting stock to 51.9%. Prior to July 1, 1993, the Corporation had accounted for its investment in MDC on the equity method. The Corporation consolidated the accounts of MDC effective with the change in control.

  On August 20, 1993, the Corporation acquired all of the voting stock of Arrowsmith Power Systems, Inc. ("Arrowsmith") for $11,425 which consisted of 424,752 shares of the Corporation's common stock and $700 cash. In addition, the Corporation entered into noncompete agreements with certain former stockholders of Arrowsmith in exchange for $2,000 cash which cost is being amortized over 10 years. Arrowsmith manufactures turbochargers for locomotives. The acquisition has been accounted for by the purchase method of accounting. The $3,551 excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, and is being amortized over 15 years. The operating results of Arrowsmith are included in the Corporation's consolidated results of operations from the date of acquisition.

ACCOUNTS RECEIVABLE

The Corporation has a three year agreement with banks (expiring in December
1994) to sell, with limited recourse, up to $60,000 of undivided interests in a designated pool of accounts receivables. As collections reduce previously sold undivided interests, new receivables can be sold up to the $60,000 level. In addition, accounts receivable were sold to a bank under an agreement which ends in February 1994. Accounts receivable totaling $713,804 and $651,030 have been sold under the agreements in 1993 and 1992, respectively. At December 31, 1993 and 1992, accounts receivable in the accompanying balance sheet are net of receivables sold under the agreements of $75,937 and $87,264, respectively.

INVENTORIES

Rail systems inventories are summarized as follows:


- --------------------------------------------------------------------------------
DECEMBER 31,                                              1993           1992
- --------------------------------------------------------------------------------
Finished goods                                         $   4,267      $ 134,264
Work in progress                                         240,097        136,004
Raw materials                                            120,481         74,881
- --------------------------------------------------------------------------------
Total inventories                                        364,845        215,149
Payments on account of work in progress                 (231,495)      (136,293)
- --------------------------------------------------------------------------------
Net inventories                                        $ 133,350      $  78,856
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  Approximately $34,540 and $25,299 of total inventories at December 31, 1993 and 1992, respectively, were valued on the LIFO cost method, and the excess current replacement cost of these inventories over the stated LIFO value was $2,924 and $2,930, respectively.

CONSTRUCTION JOINT VENTURES

The Corporation has entered into a number of partnership arrangements commonly referred to as "joint ventures". Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability of the following group financial information between periods may not be meaningful. Summary joint venture financial information follows:



- -------------------------------------------------------------------------------
FINANCIAL POSTION
DECEMBER 31,                                         1993                1992
- -------------------------------------------------------------------------------
Cash and cash equivalents                         $ 161,084           $ 132,899
Other current assets                                197,448             157,660
Noncurrent assets                                     5,989                   -
Property and equipment, net                          37,776              17,429
Advances from customers                             (87,777)            (88,702)
Other current liabilities                          (208,100)           (109,495)
- -------------------------------------------------------------------------------
Net assets                                        $ 106,420           $ 109,791
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Corporation's investment in
 construction joint ventures                      $  83,116           $  68,904
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



- -------------------------------------------------------------------------------
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                   1993           1992            1991
- -------------------------------------------------------------------------------
Combined joint ventures, net
Revenue                                $1,025,376      $ 750,676      $ 342,162
Cost of revenue                          (985,314)      (716,939)      (312,620)
- -------------------------------------------------------------------------------
Operating income                       $   40,062      $  33,737      $  29,542
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Corporation's share, net
Revenue                                $  485,393      $ 379,261      $ 216,597
Cost of revenue                          (465,301)      (364,450)      (200,267)
- -------------------------------------------------------------------------------
Operating income                       $   20,092      $  14,811      $  16,330
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


INVESTMENTS IN
UNCONSOLIDATED AFFILIATES

The following table presents summarized financial information on a combined 100 percent basis of the unconsolidated affiliated companies accounted for by the equity method. Amounts presented include the accounts of the following principal unconsolidated affiliates: MK Gold (50%); Strait Crossing Development, Inc. (45%); Texas TGV Corporation ("Texas TGV") (38.2%); AmerBank (31.1%); and Westmoreland Resources, Inc. (24%). MK Gold holds interests in two producing gold mining projects in California and provides contract mining services. MK Gold's results of operations are included on the equity basis of accounting for the period subsequent to the IPO. Strait Crossing Development, Inc. is a joint venture with a contract to design, build and operate for 35 years an 8.4-mile-long toll bridge linking the Canadian provinces of New Brunswick and Prince Edward Island. Texas TGV Corporation is a development-stage company with a 50-year franchise to provide 200 m.p.h. passenger service connecting five major Texas cities. AmerBank is a licensed bank operating in Poland. The investment in AmerBank has been classified as current to reflect the Corporation's intent to sell its interest therein. West moreland Resources, Inc. is a mining company that operates a surface coal mine in Montana.


- -------------------------------------------------------------------------------
FINANCIAL POSITION
DECEMBER 31,                                               1993           1992
- -------------------------------------------------------------------------------
Current assets                                          $ 91,775        $ 89,922
Non-current assets                                       125,762          65,081
Current liabilities                                      (68,569)        (70,238)
Non current liabilities                                  (17,058)        (24,354)
- -------------------------------------------------------------------------------
Net assets                                              $131,910        $ 60,411
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Corporation's investment in and receivables
 from unconsolidated affiliates                          $62,649        $34,567
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



- -------------------------------------------------------------------------------
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                     1993           1992           1991
- -------------------------------------------------------------------------------
Revenue                                  $199,110       $286,811       $253,050
Operating income                            4,046         10,055         10,555
Net income (loss)                          (2,734)        (3,794)         5,677
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Corporation's equity in net
 earnings (loss) and interest
 earned from unconsolidated
 affiliates                               $(5,757)         $(133)        $5,545
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


  The Corporation's investment in MK Gold at December 31, 1993 was $29,954. The aggregate market value of MK Gold's voting stock held by the Corporation was $54,000 at December 31, 1993.

  The Corporation received dividends from unconsolidated affiliates of $216 and $1,380 in 1993 and 1992, respectively.

  The Corporation's consolidated retained earnings at December 31, 1993 include $8,665 of undistributed earnings of the unconsolidated affiliates accounted for by the equity method.

SHORT-TERM DEBT

The Corporation has two unsecured committed revolving credit agreements ("credit agreements") with U.S. banks under which it may borrow, at varying interest rates up to $135,000. One facility allows the Corporation to borrow up to $100,000 until September 30, 1995, subject to annual extension by the banks. The second facility for $35,000 expires on March 31, 1994. The Corporation pays a facility fee of .25 of 1% per year. A balance of $15,900 was outstanding under these credit agreements at December 31, 1993.

  In addition, a subsidiary of the Corporation has an unsecured credit facility ("credit facility") with a Canadian bank with an aggregate commitment at December 31, 1993, of $26,628 (Canadian $35,000). The credit facility is the primary source of financing for the construction of a project in Ontario, Canada. The credit facility terminates January 31, 1995 when the project is expected to be completed. The subsidiary pays a commitment fee of .75 of 1% per year. A balance of $14,470 was outstanding under the credit facility at December 31, 1993.

  Both the credit agreements and credit facility contain restrictive financial covenants that require minimum levels of working capital and net worth and maintenance of specific financial ratios. The Corporation was in compliance with such covenants at December 31, 1993.

  Certain information with respect to short-term debt at December 31, 1993, 1992 and 1991 and for the years then ended follows:


- --------------------------------------------------------------------------------
DECEMBER 31,                                1993           1992           1991
- --------------------------------------------------------------------------------
Short term debt at year end               $36,920         $5,477         $1,034
Weighted average interest rate
 at year end                                 5.9%          7.50%          8.50%
Average month end amount
 outstanding                              $41,080         $1,445         $3,527
Weighted average interest
 rate for the year                          3.50%           4.4%          7.50%
Maximum month end amount
 outstanding                              $87,573        $12,862        $21,330
- --------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

TAXES ON INCOME

The components of the U.S. federal, state and foreign income tax expense are shown below:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                     1993           1992           1991
- --------------------------------------------------------------------------------
Currently payable
  U.S. federal                            $14,258       $ 10,142       $ 28,905
  State and foreign                         7,681            228          8,678
- --------------------------------------------------------------------------------
                                           21,939         10,370         37,583
- --------------------------------------------------------------------------------
Deferred
  U.S. federal                                880        (11,877)       (12,720)
  State and foreign                         3,640            790         (1,865)
- --------------------------------------------------------------------------------
                                            4,520        (11,087)       (14,585)
- --------------------------------------------------------------------------------
Total expense (benefit)                   $26,459       $   (717)      $ 22,998
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  The income tax expense (benefit) applicable to continuing operations, extraordinary charge and cumulative effect of accounting change are as follows:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                     1993           1992           1991
- --------------------------------------------------------------------------------
Continuing operations:
  Current                                 $21,939        $12,111       $ 37,583
  Deferred                                  4,520         (1,298)       (14,585)
- --------------------------------------------------------------------------------
                                           26,459         10,813         22,998
Extraordinary charge:
  Current                                      --         (1,741)            --
Cumulative effect of
 accounting change:
  Deferred                                     --         (9,789)            --
- --------------------------------------------------------------------------------
Total expense (benefit)                   $26,459        $  (717)      $ 22,998
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  Deferred income taxes arise from temporary differences in the recognition of certain items of revenue and expense for income tax and consolidated financial statement purposes. The source of each difference and the related tax effect are as follows:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                     1993           1992           1991
- --------------------------------------------------------------------------------
Employee benefit plans                    $(6,511)      $(10,415)       $(2,559)
Provision for estimated losses              8,723           (972)        (5,534)
Revenue recognition                         8,509           (361)        (2,479)
Alternative minimum tax                     1,286         (2,574)            --
Joint ventures                             (1,600)         3,979         (4,292)
Depreciation                                  331          2,619         (2,023)
Basis difference in affiliates             (1,349)            68            468
Other, net                                 (4,869)        (3,431)         1,834
- --------------------------------------------------------------------------------
Deferred income taxes                      $4,520       $(11,087)      $(14,585)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  The Corporation may be entitled to recovery of certain material foreign tax credits not taken or recorded in prior years. The amount of such credits has not been determined and is subject to challenge by the Internal Revenue Service.

  Deferred tax benefits and liabilities as of December 31, 1993 and 1992 consist of the following:


- --------------------------------------------------------------------------------
                                         BENEFITS    LIABILITIES          TOTAL
- --------------------------------------------------------------------------------
DECEMBER 31,1993
- --------------------------------------------------------------------------------
Employee benefit plans                    $11,508       $     --        $11,508
Provision for estimated losses             17,659             --         17,659
Revenue recognition                            --         (9,372)        (9,372)
Alternative minimum tax                     1,288             --          1,288
Joint ventures                                 --         (1,371)        (1,371)
Depreciation                                   --        (23,123)       (23,123)
Basis difference in affiliates                 --         (1,207)        (1,207)
Other, net                                  5,448             --          5,448
- --------------------------------------------------------------------------------
Deferred tax assets (liabilities)
  Continuing operations                    35,903        (35,073)           830
  Discontinued operations                     313             --            313
- --------------------------------------------------------------------------------
Total                                     $36,216       $(35,073)        $1,143
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
DECEMBER 31, 1992
- --------------------------------------------------------------------------------
Employee benefit plans                    $ 4,997       $     --       $  4,997
Provision for estimated losses             26,382             --         26,382
Revenue recognition                            --           (863)          (863)
Alternative minimum tax                     2,574             --          2,574
Joint ventures                                 --         (2,971)        (2,971)
Depreciation                                   --        (22,792)       (22,792)
Basis difference in affiliates                 --         (2,555)        (2,555)
Other, net                                    214             --            214
- --------------------------------------------------------------------------------
Deferred tax assets (liabilities)
  Continuing operations                    34,167        (29,181)         4,986
  Discontinued operations                     677             --            677
- --------------------------------------------------------------------------------
Total                                     $34,844       $(29,181)      $  5,663
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  Deferred U.S. federal income taxes of $2,325 have not been provided on $5,691 of cumulative undistributed earnings of foreign subsidiaries at December 31, 1993 as such earnings have been or are intended to be indefinitely reinvested in foreign operations.

  Income tax expense on continuing operations differed from income taxes at the U.S. federal statutory tax rate of 34% (35% for 1993) for the following reasons:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                     1993           1992           1991
- --------------------------------------------------------------------------------
Tax at federal statutory rate             $21,779        $ 8,290        $19,874
Expense (benefit) for:
  State taxes                               3,550          3,667          4,009
  Foreign taxes                             3,808          1,297            506
  Nondeductible expenses
   (nontaxable income), net                (2,350)        (1,803)        (1,391)
  Tax credits                                (328)          (638)            --
- --------------------------------------------------------------------------------
Income tax expense                        $26,459        $10,813        $22,998
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  The domestic and foreign components of income before taxes are as follows:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                      1993           1992           1991
- --------------------------------------------------------------------------------
United States                             $40,265        $12,496        $52,867
Foreign                                    22,533         11,887          5,587
- --------------------------------------------------------------------------------
Income before income taxes                $62,798        $24,383        $58,454
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


OTHER INCOME (EXPENSE) NET


Other income (expense) items are as follows:
- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                1993      1992      1991
- --------------------------------------------------------------------------------
Interest                                            $10,694    $6,222    $8,050
Dividends                                             2,733    10,860     9,371
Gains on sales of marketable
 securities, net                                     22,402    22,648    13,546
Provisions for unrealized losses
 on marketable securities                            (1,000)   (3,549)       --
Foreign currency transaction loss                        --    (1,651)       --
Loss for terminating a
 non-construction joint venture                          --    (1,475)       --
Loss on receivable sales                             (3,578)   (3,184)     (516)
Underwriting expenses, net                           (1,480)   (2,807)   (1,316)
Miscellaneous expenses, net                          (3,944)   (3,388)     (345)
Gain on sale of corporate assets                         --        --     7,174
- --------------------------------------------------------------------------------
Other income, net                                   $25,827   $23,676   $35,964
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

The Corporation has commitments and performance guarantees arising from engineering, construction and rail systems contracts including those of its construction joint ventures.

  The Corporation is self insured for workers' compensation, automobile, general liability and third party errors and omissions. The Corporation has insurance agreements with insurers for losses in excess of self insurance limits.

LONG-TERM LEASES

Total rentals charged to operations in 1993, 1992 and 1991 were $38,800, $39,800 and $33,300, respectively. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year at December 31, 1993 are as follows:


- --------------------------------------------------------------------------------
YEAR                        REAL ESTATE           EQUIPMENT               TOTAL
- --------------------------------------------------------------------------------
1994                            $20,960             $10,264             $31,224
1995                             19,916               8,749              28,665
1996                             18,893               8,333              27,226
1997                             17,469               7,932              25,401
1998                             15,912               7,147              23,059
1999 and after                   92,258              37,708             129,966
- --------------------------------------------------------------------------------

  In addition, the Corporation has leased mining equipment under an operating lease through 2008 with a basic annual rent of $6,686, which is reimbursable and funded under the operating contract with the mine owner.

VERTAC SITE CONTRACTORS

Design, engineering, construction and pre-production start-up costs to develop a facility for incineration of certain hazardous wastes have been capitalized. The incineration facility was engaged in hazardous waste processing under a contract with the State of Arkansas which has expired. The Corporation concluded negotiations with a prime contractor, who is under contract with the Federal Environmental Protection Agency ("EPA"), and reached agreement on a subcontract under which the Corporation will continue processing the measured hazardous waste at the Arkansas site. The Corporation's investment representing the net assets of the business was $21,950 and $23,768 at December 31, 1993 and 1992, respectively. The Corporation will not recover its investment under this subcon-tract but anticipates that it will receive additional contracts to incinerate hazardous waste at the site to fully recover its investment.

CF SYSTEMS

The Corporation acquired a solvent extraction processing technology in 1990 and subsequently deferred additional design and engineering costs in modifying the processing facility for commercial application. The Corporation is currently negotiating a "sole source" contract with a state agency for remediation of contaminated soil. The contract, if awarded, should begin about mid-1994, be of approximately 36 months duration and be principally funded by the EPA. The Corporation's investment in the business was $13,896 and $14,120 at December 31, 1993 and 1992, respectively.

TEXAS TGV CORPORATION

Texas TGV was awarded a franchise in May 1991 to finance, construct and operate a high speed rail system in Texas. Through December 31, 1993, the project has been funded by its shareholders, including the Corporation, which has a 38.2% equity investment of $13,996 at December 31, 1993. The Texas High Speed Rail Authority ("Authority") has asserted that Texas TGV is in technical default because it failed to provide the equity financing commitment by December 31, 1993 as required under the franchise agreement. The Authority has requested that Texas TGV provide reasons why it is not in default. Texas TGV has informed the Authority that it believes it is not in default because certain delays have extended the deadline for providing the equity financing commitment. According to the franchise agreement, such event of default could result in the ter-mination of the franchise. No provision for loss, if any, of the Corporation's investment has been made in the financial statements because the ultimate outcome of this matter is not predictable at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

DISCONTINUED OPERATIONS

In 1989, the Corporation sold its interest in National Steel and Shipbuilding Company ("NASSCO") to a NASSCO management group and a NASSCO Employee Stock Ownership Plan. NASSCO has the right prior to July 31, 1994 to require the Corporation to provide NASSCO a $21,000 credit facility, $13,000 of which expires on July 31, 1994 while the remaining $8,000 continues until completion of a U.S. Navy contract, expected in 1998. At December 31, 1993, NASSCO had no balance outstanding under the Corporation's credit facility. The Corporation is contingently liable up to a maximum of $21,000 on a bank credit facility obtained by NASSCO. The Corporation's credit facility is reduced by the amount of funds NASSCO borrows under its bank credit facility. The balance outstanding under NASSCO's bank credit facility at December 31, 1993 was $12,000. If NASSCO's borrowings under the bank credit facility exceed $8,000 at July 31, 1994, NASSCO has the right to require the Corporation to purchase NASSCO preferred stock equal to the amount of borrowings in excess of $8,000.

  The Corporation has also guaranteed $21,000 of NASSCO's port facility bonds until not later than December 1, 2002, and guaranteed $1,833 of NASSCO's state and federal workers' compensation bonds. NASSCO's floating dry dock is pledged as collateral for the $21,000 port facility bonds.

  Net assets of the real estate operations discontinued in 1987 are included in the accompanying balance sheet under the caption "Other Investments and Assets" and consist of:




DECEMBER 31,                                               1993           1992
- --------------------------------------------------------------------------------
Notes and interest receivable                           $ 27,222       $ 30,165
Properties held for sale                                   8,470          9,188
Other assets, net                                          3,027          2,874
Bank loans, 3.9% and 3.7% at
 December 31, 1993, 4.2% and
 3.9% at December 31, 1992                               (33,500)       (34,500)
- --------------------------------------------------------------------------------
Net assets                                              $  5,219       $ (7,727
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  The notes receivable are due at various dates through 1995 at interest rates ranging from 4.6% to 12%. Most of the notes are collateralized by deeds of trust.

LETTERS OF CREDIT

The Corporation is contingently liable, in the normal course of business, for $414,203 in standby letters of credit not reflected in the accompanying financial statements at December 31, 1993. Of this aggregate amount, $374,097 are for contract performance guarantees on a number of construction and rail systems contracts. In addition, the Corporation provides a guarantee for a $40,106 letter of credit issued by third parties to meet the reinsurance requirements of the Corporation's captive insurance subsidiary. The credit risk is mitigated by the insurance subsidiary's portfolio of high quality investments used to collaterize the letter of credit.

INDUSTRY SEGMENT AND
GEOGRAPHIC INFORMATION

The Corporation operates in two industry segments: engineering and construction, and rail systems. All intercompany revenues and expenses are eliminated in computing revenues and operating income.



- --------------------------------------------------------------------------------
INDUSTRY SEGMENT DATA
YEAR ENDED DECEMBER 31,                            1993        1992        1991
- --------------------------------------------------------------------------------
Revenue
  Engineering and
   construction                               2,297,619   1,985,578   1,554,628
  Rail systems                                  424,924     299,353     470,163
- --------------------------------------------------------------------------------
Total revenue                                $2,722,543  $2,284,931  $2,024,791
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Operating income
  Engineering and
   construction                                 $55,118     $40,276     $58,956
  Rail systems                                   21,344      11,031      22,958
- --------------------------------------------------------------------------------
Total operating income                          $76,462     $51,307     $81,914
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Operating assets
  Engineering and
   construction                                $717,202  $1,633,064  $1,547,244
  Rail systems                                  323,408     186,915     162,613
Corporate assets                                185,340     280,445     341,920
- --------------------------------------------------------------------------------
Total assets                                 $1,225,950  $1,100,424  $1,051,777
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Property and equipment
 acquisitions
  Engineering and
   construction                                 $19,239     $20,725     $54,901
  Rail systems                                   30,206       9,908       8,061
  Corporate                                       2,742       5,035       3,750
- --------------------------------------------------------------------------------
                                                $52,187     $35,668     $66,712
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Depreciation expense
  Engineering and
   construction                                 $28,121     $20,958     $21,082
  Rail systems                                    7,617       6,077       7,197
  Corporate                                       1,917       3,183       5,763
- --------------------------------------------------------------------------------
                                                $37,655     $30,218     $34,042
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  A summary of the Corporation's operations by geographic area is presented below:


- --------------------------------------------------------------------------------
GEOGRAPHIC DATA
YEAR ENDED DECEMBER 31,                            1993        1992        1991
- --------------------------------------------------------------------------------
Revenue
 United States                               $2,121,668  $2,089,635  $1,966,679
 Asia/Pacific                                   342,433      50,240      15,421
 Other international                            258,442     145,056      42,691
- --------------------------------------------------------------------------------
Total revenue                                $2,722,543  $2,284,931  $2,024,791
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Operating income
 United States                                  $48,308     $35,151     $78,792
 Asia/Pacific                                    13,896       3,556       1,849
 Other international                             14,258      12,600       1,273
- --------------------------------------------------------------------------------
Total operating income                          $76,462     $51,307     $81,914
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Operating assets
 United States                                 $739,788    $695,711    $608,893
 Asia/Pacific                                   179,710      65,624      54,222
 Other international                            121,112      58,644      46,742
Corporate assets                                185,340     280,445     341,920
- --------------------------------------------------------------------------------
Total assets                                 $1,225,950  $1,100,424  $1,051,777
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  Ten percent or more of the Corporation's revenue was derived from contracts with U.S. Government agencies of $603,900 in 1993, $535,100 in 1992, and $468,800 in 1991, and $242,000 from a major metropolitan transit authority in 1991.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

LONG-TERM DEBT

Long-term debt at December 31, 1993 and 1992 consisted of the following:

- --------------------------------------------------------------------------------
DECEMBER 31,                                                1993           1992
- --------------------------------------------------------------------------------
MORTGAGE, 4.8%, DUE UPON SALE OF LAND AND
 BUILDING, INTEREST PAYABLE MONTHLY                       $7,421           $ --
OTHER LONG TERM DEBT OF BUSINESSES ACQUIRED,
 7.5% TO 12.5% IN 1993, 8% TO 15.6% IN 1992                2,665            737
- --------------------------------------------------------------------------------
TOTAL                                                     10,086            737
LESS CURRENT PORTION                                        (318)          (280)
- --------------------------------------------------------------------------------
LONG TERM PORTION                                          9,768          $ 457
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

STOCK PLANS

STOCK OPTION

Under the amended 1991 Stock Incentive Plan ("Plan") the Corporation may grant incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"), stock appreciation rights, limited stock appreciation rights and shares of restricted stock to officers and other key employees. The exercise price of an ISO may not be less than 100% of the fair market value on the date of grant. For NQSOs, the plan provides for granting fixed- and variable-price options at exercise prices equal to the fair market value on the date of grant ("grant price"), except variable-price options may be exercised at (1) the fair market value on the date of exercise if less than the grant price or (2) the grant price less any market appreciation from date of grant to date of exercise, but not less than par value of $1.67 per share.

  Options granted become exercisable cumulatively over periods of three, four, five, and six years from the date of grant. At December 31, 1993, options were exercisable to purchase 526,313 shares. Unexercised options expire 10 years after the date of grant.

  At December 31, 1993, 380,652 shares of treasury stock were held for variable-price option distributions.

  The following table summarizes the changes in shares under option:

- --------------------------------------------------------------------------------
                                                                     PRICE RANGE
                                                      SHARES           PER SHARE
- --------------------------------------------------------------------------------
Shares under option
  December 31, 1990                                 $817,682         $1.67-21.43
  Options granted                                     84,000        $23.18-25.60
  Options exercised                                  154,274         $1.67-23.94
  Options canceled/expired                           (65,904)
Shares under option
  December 31, 1991                                 $681,504         $3.50-24.81
  Options granted                                   $399,400        $20.44-27.84
  Options exercised                                  (55,748)        $5.50-25.03
  Options canceled/expired                           (33,452)
Shares under option
  December 31, 1992                                  991,704        $11.06-21.25
  Options granted                                   $448,000        $21.19-26.44
  Options exercised                                  (51,250)        $3.87-24.88
  Options canceled/expired                           (85,186)
- --------------------------------------------------------------------------------
Shares under option
  December 31, 1993                                1,303,268         $2.94-25.13
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  The number of shares of common stock reserved for granting future options and restricted stock awards was 405,874, 883,924, and 483,324, at December 31, 1993, 1992, and 1991, respectively.

  The Corporation has a stock option plan, adopted in 1990, under which 192,000 shares of common stock have been reserved for issuance to non-employee directors and 132,000 shares have been granted as of December 31, 1993. The plan entitles the non-employee directors to purchase shares of common stock at a 50 percent discount from fair market value at the date of grant. The options granted become exercisable in one-third increments over a three-year period beginning one year after the date of grant. Options for 80,000 shares were exercisable at December 31, 1993.

RESTRICTED STOCK

The restricted stock awards are partially conditioned on continued employment during restriction periods of from one to five years. In certain instances a portion of the award immediately vests at the date of the award. Recipients of awards have all the rights of stockholders except the right to receive the stock until the condition of continued employment has been met. During 1993, there were 116,000 shares awarded as restricted stock. At December 31, 1993, there were 99,000 restricted shares outstanding under the current plan and 18,400 shares outstanding under the predecessor plan, with restriction periods ranging from one to four years.

  In addition, the Corporation has issued 190,117 shares of restricted stock, with restriction periods of three, five and ten years, to former stockholders of acquired businesses as consideration for noncompete agreements and in return for an agreement to provide services to the Corporation during specific future periods. During 1993, the recipients acquired full rights to 18,412 shares. At December 31, 1993, 171,705 shares remained outstanding with restriction periods ranging from two to ten years.

  Compensation expense for the employee and non-employee restricted stock award plans and the non-employee directors stock option plan was $852 in 1993, $804 in 1992 and $1,291 in 1990.

EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation has an Employee Stock Ownership Plan ("ESOP") for salaried employees. The Corporation prefunded 2,441,936 shares of common stock to an ESOP Trust in 1988. Employee salary deferrals to the Corporation's 401(k) savings plan, not to exceed 3% of annual compensation, are matched with an allocation of shares in the ESOP. Unallocated shares are reflected as treasury stock in the accompanying balance sheet. Cash dividends paid by the Corporation on allocated and unallocated shares held by the ESOP Trust are subsequently paid in cash to plan participants. Compensation expense for the fair market value of the allocated shares and the redistribution of Corporation dividends on unallocated shares paid in cash to plan participants in 1993, 1992 and 1991 was $8,555, $7,777 and $7,529, respectively.

BENEFIT PLANS

PENSION PLANS

The Corporation sponsors a non-contributory defined benefit pension plan, adopted effective January 1, 1988, covering substantially all of its non-union, salaried employees. The Corporation funds amounts deductible for federal income tax purposes.

  Effective December 31, 1991 the Corporation curtailed its defined benefit plan so that employees do not earn additional defined benefits for future services. The Plan remains in existence and continues to pay benefits, to invest assets and to receive contributions, if necessary.

  Pension cost (income) included the following components:



- --------------------------------------------------------------------------------
PENSION COST (INCOME)
YEAR ENDED DECEMBER 31,                                1993      1992      1991
- --------------------------------------------------------------------------------
Service cost, benefits earned
 during year                                        $    --   $    --   $ 5,950
Interest cost on projected/
 accumulated benefit obligation                       2,869      2545     3,138
Actual return on plan assets                         (4,240)   (2,168)   (5,700)
Net amortization and deferral                         1,602    (1,155)    4,925
- --------------------------------------------------------------------------------
Pension cost (income)                               $   231   $  (778)  $ 8,313
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  The funded status of the plan at December 31, 1993 and 1992 follows:


- --------------------------------------------------------------------------------
PREPAID PENSION COST
DECEMBER 31,                                                1993           1992
- --------------------------------------------------------------------------------
Accumulated benefit obligation,
 including vested benefits
 of $39,286 and $27,751                                 $(43,116)      $(32,000)
Plan assets at fair value                                 44,332         40,729

Plan assets more than accumulated
 benefit obligation                                        1,216          8,729
Unrecognized net losses                                   10,562          3,280
- --------------------------------------------------------------------------------
Prepaid pension cost                                     $11,778        $12,009
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



  The prepaid pension cost is included in the accompanying balance sheet under the caption "Other Investments and Assets".

  At December 31, 1993, approximately 44% of plan assets of $44,332 are invested in common stocks, 15% in corporate bonds, 22% in U.S. government securities and 19% in cash equivalents.

  The discount rates used in determining the actuarial present value of the accumulated benefit obligation were 7% and 8.5% for 1993 and 1992, respectively. The expected long-term rate of return on plan assets was 8.5% for 1993 and 1992.


  The Corporation sponsors several defined contribution pension plans for certain hourly contract mining and construction service employees. Pension cost recognized, based on hours worked, amounted to $2,320 in 1993, $1,596 in 1992 and $1,667 in 1991.

  The Corporation participates in numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all direct-hire craft employees covered by collective bargaining agreements. Pension cost under the plans amounted to $10,302 in 1993, $12,693 in 1992 and $9,728 in 1991. Under ERISA, as amended by the Multiemployer Pension Plan Amendment Act of 1980, a contributor to a multiemployer plan is liable, upon termination of the plan or its withdrawal from the plan, for its share of the multiemployer Plan's unfunded vested liabilities.

  The Corporation has long maintained policies and procedures to attempt to preclude it from being subject to withdrawal liability for any portion of an unfunded vested liability under a construction industry multi employer pension plan. Based on information provided by the multiemployer plan's administrators to the U.S. Department of Labor, the Corporation's share of such plans unfunded vested liabilities as of the most recent disclosures available is approximately $11,200.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCENTIVE PLANS

The Corporation has an executive incentive plan and two long-term incentive and benefit plans for officers and key executives, the costs of which amounted to $5,536 in 1993, $3,528 in 1992 and $4,336 in 1991.

SUPPLEMENTAL RETIREMENT INCOME ARRANGEMENTS

The Corporation has unfunded supplemental retirement income arrangements for officers and key employees and an unfunded defined benefit pension plan for non-employee directors.

  Periodic cost of the plans included the following components:




- --------------------------------------------------------------------------------
PERIODIC COST
YEAR ENDED DECEMBER 31,                                1993      1992      1991
- --------------------------------------------------------------------------------
Service cost benefits earned during year               $336      $303      $297
Interest cost on projected
 benefit obligation                                     693       667       657
Net amortization and deferral                           350       327       318
- --------------------------------------------------------------------------------
Periodic cost                                        $1,379    $1,297    $1,272
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  The unfunded status of the plans at December 31, 1993 and 1992 follows:


- --------------------------------------------------------------------------------
ACCRUED BENEFIT OBLIGATION
DECEMBER 31,                                                     1993      1992
- --------------------------------------------------------------------------------
Accumulated benefit obligation,
 including vested benefits
 of $10,906 and $7,298                                       $(11,080)  $(7,862)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Projected benefit obligation                                 $(12,300)  $(8,377)
Prior service cost not yet recognized                             571       342
Unrecognized net losses                                         3,263     4,231
- --------------------------------------------------------------------------------
Accrued benefit obligation                                   $ (8,466)  $(3,804)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


  The discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 6%, and 8.5% and 6%, respectively, for 1993 and 1992.

POSTRETIREMENT HEALTH CARE PLAN

In addition to providing pension and other supplemental retirement income arrangements, certain health care benefits are provided for retired employees. Benefit design changes in 1992 limited postretirement health care benefits to employees who retired by July 1, 1993. Employees who retire thereafter are not eligible for postretirement health care benefits. Retirees who retired before July 1, 1990 pay no contributions for coverage while those who retired after July 1, 1990 and before July 1, 1993 pay contributions.

  Effective January 1, 1992, the Corporation changed its accounting for postretirement health care costs to the accrual method. In prior years, cost was recognized when retirees' claims were paid. The unfunded present value of the accumulated postretirement benefit obligation for retirees of $27,192 ($17,403 after tax) at December 31, 1991 was recognized as a cumulative effect of an accounting change as of the beginning of 1992.

  Postretirement health care costs for 1993 and 1992 were $2,494 and $2,470, respectively, consisting of interest cost of $2,494 and $2,311 respectively, on the unfunded accumulated postretirement benefit obligation. Cash payments for retiree's claims were $2,181 in 1991.

  The following table sets forth the plan's activity and unfunded balance at December 31, 1993 and 1992.



- --------------------------------------------------------------------------------
ACCRUED POSTRETIREMENT BENEFIT OBLIGATION
DECEMBER 31,                                                1993           1992
- --------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
 Retirees                                               $(36,475)      $(25,526)
 Fully eligible participants                                  --         (1,666)
- --------------------------------------------------------------------------------
                                                         (36,475)       (27,192)
Postretirement health care cost                               --         (2,470)
Benefits paid                                                 --          2,287
Unrecognized net loss from changes in assumptions          9,969             --
- --------------------------------------------------------------------------------
Accrued postretirement benefit obligation               $(26,506)      $(27,375)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



  The accumulated postretirement benefit obligation was determined using the projected unit credit method and an assumed discount rate of 7% and 8.5% for 1993 and 1992, respectively. In addition, an annual rate increase of 11.6% and 12.3% in the per capita cost of health care benefits was assumed for 1993 and 1992, respectively, gradually declining to 5% in the year 2008 and thereafter over the projected payout period of the benefits. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1993 by $3,014 and the 1993 cost by $211.

FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 1993 and 1992 have been determined by the Corporation, using available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The contract or notional amounts reflect the extent of involvement the Corporation has in particular classes of financial instruments.

  The carrying amounts and estimated fair values of financial instruments at December 31, 1993 and 1992 are as follows:


- --------------------------------------------------------------------------------
                                                                    CONTRACT OR
                                          CARRYING          FAIR       NOTIONAL
                                            AMOUNT         VALUE         AMOUNT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
DECEMBER 31, 1993
- --------------------------------------------------------------------------------
FINANCIAL ASSETS
  Retentions                               $62,800       $60,267
  Marketable securities                     51,143        53,180
  Other investments and assets:
    Discontinued operations
      Notes and interest receivable         27,222        26,080
      Notes payable                         33,500        33,500
    Other financial assets                  17,587        17,378

FINANCIAL LIABILITIES
  Retentions                                45,951        44,097
  Customers advances (gross)               147,788       139,527

OFF BALANCE SHEET FINANCIAL INSTRUMENTS
  Committed revolving credit agreements                      338       $135,000
  Standby letters of credit                                1,905        414,203
  Lending commitments                                        986         73,436
- --------------------------------------------------------------------------------
DECEMBER 31, 1992
- --------------------------------------------------------------------------------
FINANCIAL ASSETS
  Retentions                               $44,871       $43,109
  Marketable securities                     60,902        69,998
  Other investments and assets:
    Discontinued operations
      Notes and interest receivable         30,165        28,690
      Notes payable                         34,500        34,500
    Other financial assets                  22,752        26,547

FINANCIAL LIABILITIES
  Retentions                                44,806        43,047
  Customers advances (gross)               223,501       215,779

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
  Committed revolving credit agreements                      325       $130,000
  Standby letters of credit                                1,166        313,971
  Lending commitments                                        860         73,914
  Forward exchange contracts and hedges                      674         44,646
- --------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE (LESS RETENTIONS), UNBILLED COSTS, ACCOUNTS PAYABLE, BILLINGS IN EXCESS, SHORT-TERM AND LONG-TERM DEBT.The carrying amounts of these items are reasonable estimates of their fair values.

RETENTIONS. Rates currently available to the Corporation for the sale of trade receivables at a discount are used to estimate fair value.

MARKETABLE SECURITIES. Fair values are based on quoted market prices.

DISCONTINUED OPERATIONS. Fair value of notes and interest receivable are determined by discounting the projected cash flows using rates which would be made to borrowers with similar credit ratings for the same maturities. Notes payable are valued at rates currently available to the Corporation for debt with similar terms.

OTHER FINANCIAL ASSETS. The projected cash flows of notes receivable are discounted at current market rates to estimate fair value. The fair values of investments at cost in small untraded companies are estimated using conservative potential earnings ratios or at the Corporation's proportionate share of the market value of the investee's underlying net assets.

ADVANCES. Net present value of future expected cash flows discounted at rates currently available for short term debt are used to estimate fair value.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS. The fair value of committed revolving credit agreements, standby letters of credit, and lending commitments are estimated using fees currently charged to the Corporation taking into account remaining terms and the creditworthiness of the counterparty. Forward exchange contracts and hedges are valued based on quoted prices for financial instruments with identical or similar terms.

NON-FINANCIAL INSTRUMENTS.The estimated fair value of financial guarantees is based upon rates charged for similar agreements or estimated cost to terminate them determined from the amount of exposure under the guarantee and the likelihood of performance being required.

SUBSEQUENT EVENTS

SUBSIDIARY SALE OF STOCK

Under an option granted by MK Gold to the underwriters of the IPO to purchase additional shares of common stock to cover over-allotments, 1,350,000 shares of MK Gold's common stock at six dollars a share were sold on January 14, 1994 which decreased the Corporation's ownership to 46.5%. The net proceeds to MK Gold from the January 1994 sale, after deducting commissions and offering expenses, were $7,533. In January 1994, the Corporation recorded a $1,182 pretax gain in recognition of the net increase in value of the Corporation's investment in MK Gold.

ACQUISITION

On January 31, 1994, the Corporation acquired all of the voting stock of Touchstone, Inc. ("Touchstone") for $22,665 which consisted of 720,000 shares of the Corporation's common stock and $3,900 cash. Touchstone is a supplier of new and remanufactured locomotive cooling systems. The acquisition has been accounted for by the purchase method of accounting. The excess of the purchase price over the estimated fair values of the net assets acquired was approximately $17,965 and has been recorded as goodwill, which will be amortized over fifteen years. Touchstone had total assets at December 31, 1993 of $12,341 and net assets of $5,466. Touchstone's revenue and net income for the year ended December 31, 1993 was $20,032 and $265, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers of the Corporation, see the unnumbered caption "Executive Officers of the Registrant" at the end of Part I of this Annual Report of Form 10-K. For information with respect to the directors of the Corporation, see the caption "Election of Directors" on pages 2 and 3 of the proxy statement, which is incorporated herein by this reference. For information with respect to delinquent Section 16(a) filings by reporting persons of the Corporation, see the caption "Filing Disclosure" on page 19 of the proxy statement, which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

For information with respect to compensation of the executive officers and directors of the Corporation, see the disclosures set forth under the captions "Director Compensation", "Stock Option Plan for Non-Employee Directors", "Retirement Plan for Non-Employee Directors", "Non-Employee Directors Deferred Compensation Plan", "Compensation Committee Report on Executive Compensation- (I. General Compensation Policies Applicable to Officers and Key Employees, II. Corporate Performance and Executive Compensation, III. CEO Compensation, IV. Company Performance Graph and V.
Section 162(m) of the Internal Revenue Code"), "Executive Compensation", "Aggregate Option Exercises and Fiscal Year-End Option Values", "Long-Term Incentive Plans", "Pension", and "Employment Contracts and Change in Control Arrangements" on pages 4 through 19, and the information set forth under the Corporation's proposal on "Approval of the Morrison Knudsen Corporation Chief Executive Officer Incentive Plan" and "Proposal to Approve the Morrison Knudsen Corporation Stock Compensation Plan" on pages 21 through 27 of the proxy statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Merrill Lynch & Co., Inc., New York, New York and Mellon Bank Corporation, Pittsburgh, Pennsylvania, trustee for the Corporation's Employee Stock Ownership Plan Trust are each known by the Corporation to beneficially own more than 5 percent of the Corporation's voting common stock. The information set forth under the caption "Voting Securities and Principal Holders Thereof" on pages 20 and 21 of the proxy statement is incorporated herein by this reference.

(b) Security ownership by management as outlined on pages 20 and 21 of the proxy statement under the caption "Voting Securities and Principal Holders Thereof," is incorporated herein by this reference.

(c) There are no arrangements known to the Corporation the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions see the disclosure set forth under the caption "Indebtedness Information" on page 19 of the proxy statement, which is incorporated herein by this reference.


                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                    PAGE
    (a) Financial Statements, Schedules and Exhibits.

        1. Financial Statements included in Part II of this Annual Report on Form 10-K:

           Independent Auditors' Report                            II-7

           Consolidated Statements of Operations for
           years ended December 31, 1993, 1992, and 1991           II-8

           Consolidated Balance Sheets at
           December 31, 1993 and 1992                           II-9, II-10

           Consolidated Statements of Cash Flow for
           years ended December 31, 1993, 1992 and 1991             II-11

           Consolidated Statements of Stockholders' Equity
           for years ended December 31, 1993, 1992 and 1991         II-12

           Notes to Consolidated Financial Statements            II-13 - II-24

        2. Financial Statement Schedule as of December 31, 1993 included in Part IV of this Annual Report on Form 10-K:

           VII. Guarantee of Securities of Other Issuers             IV-3

           Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is given in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

        3. Exhibits:

           The exhibits to this Annual Report on Form 10-K are listed in the
           Exhibit Index contained elsewhere in this Annual Report.

    (b) Reports on Form 8-K:

        During the quarter ended December 31, 1993 the Corporation reported (a) the completion of an initial public offering by MK Gold Company, then a wholly-owned subsidiary of the Corporation and (b) the acquisition of a one-third ownership interest in a German state-owned mining and reclamation company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1994.

Morrison Knudsen Corporation


By                /s/ W. J. Agee   *
   -------------------------------------------------
      W. J. Agee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on March 30, 1994 by the following persons on behalf of the Corporation in the capacities indicated.

                   Chairman of the Board, President and Chief Executive Officer
/s/ W. J. Agee *                (Principal Executive Officer)
- -----------------------
W. J. Agee
                         Executive Vice President - Finance and Administration,
/s/  S.G. Hanks                and Secretary
- -----------------------          (Principal Financial Officer)
S.G. Hanks
                                  Vice President and Controller
/s/ M. E. Howland *              (Principal Accounting Officer)
- -----------------------
M.E. Howland

/s/ G. E. Sarsten *                          Director
- -----------------------
G. E. Sarsten

/s/ J. Arrillaga *                           Director
- -----------------------
J. Arrillaga

                                             Director
- -----------------------
Z. Brzezinski

/s/ L. E. Fox *                              Director
- -----------------------
L. E. Fox

/s/ C. B. Hemmeter *                         Director
- -----------------------
C. B. Hemmeter

/s/ P. S. Lynch *                            Director
- -----------------------
P. S. Lynch

/s/ R. A. McCabe *                           Director
- -----------------------
R. A. McCabe

/s/ I. C. Peden *                            Director
- -----------------------
I. C. Peden

/s/ J. W. Rogers, Jr. *                      Director
- -----------------------
J. W. Rogers, Jr.

/s/ G. R. Roche *                            Director
- -----------------------
G. R. Roche

/s/ P. V. Ueberroth *                        Director
- -----------------------
P. V. Ueberroth

         * Stephen G. Hanks, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named officers and directors of Morrison Knudsen Corporation, pursuant to powers of attorney executed on behalf of each such officer and director.

*By         /s/ S.G. Hanks
- -------------------------------------------
        S.G. Hanks, Attorney-in-fact

                          MORRISON KNUDSEN CORPORATION

             SCHEDULE VII. GUARANTEE OF SECURITIES OF OTHER ISSUERS
                               DECEMBER 31, 1993
                            (THOUSANDS OF DOLLARS)



                                                          TOTAL AMOUNT
NAME OF ISSUER OF SECURITIES        TITLE OF ISSUE OF      GUARANTEED     NATURE OF
GUARANTEED BY REGISTRANT         SECURITIES GUARANTEED   AND OUTSTANDING  GUARANTEE
- ----------------------------     ---------------------   ---------------  ---------
National Steel and Shipbuilding       Secured 6.60%       $21,000         (c)
  Company ("NASSCO") (a)           Industrial Revenue
                                    Bonds (b)

(a) For additional information, see the Commitments and Contingencies Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

(b) NASSCO's floating dry dock is pledged as collateral. The Corporation has guaranteed the bonds until not later than December 1, 2002.

(c) Principal and interest are guaranteed. The amount of annual interest guaranteed is $1,386.


                       MORRISON KNUDSEN CORPORATION
                               EXHIBIT INDEX

    EXHIBITS MARKED WITH AN ASTERISK ARE FILED HEREWITH, THE REMAINDER OF THE EXHIBITS HAVE HERETOFORE BEEN FILED WITH THE COMMISSION AND ARE INCORPORATED BY REFERENCE.



Exhibit
Number    Exhibits
- -------   --------

3.1 The registrant's Restated Certificate of Incorporation, including all amendments thereto (filed as Exhibit 4.1 to the registrant's Form S-3 Registration Statement No. 33-55402 filed on December 4, 1992 and incorporated herein by reference.)

3.2 The registrant's Restated By-Laws, including all amendments thereto (filed as Exhibit 3.2 to the registrant's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

4.1 Rights Agreement dated as of June 12, 1986 (the "Rights Agreement") between the registrant and Chemical Trust Company of California, as Rights Agent (filed as Exhibit 2.1 to the registrant's Registration Statement on Form 8- A filed on June 25, 1986 and incorporated herein by reference) and Amendment to Rights Agreement dated July 7, 1988 (filed as Exhibit 28 to the registrant's Current Report on Form 8-K dated July 7, 1988 and incorporated herein by reference.)

4.2 The registrant's credit agreement totalling $150 million with the following financial institutions: Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, Continental Bank N.A., Deutsche Bank AG, Society National Bank, National Westminster Bank PLC. (The registrant undertakes to furnish a copy of such credit agreement to the Commission upon request.)

4.3 The registrant's unsecured credit facility with a Canadian bank of $26,628,000 (The registrant undertakes to furnish a copy of the credit agreement to the Commission upon request.)

10.1 Agreement to Vary Shareholders Agreement and Plan of Restructuring and for the Sale and Purchase of Shares in McConnell Dowell Investments, Inc. among the registrant, McConnell Dowell Holdings Pty Limited and McConnell Dowell Corporation Limited dated April 29, 1992 (filed as
          Exhibit 10.4 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.2 Deed of Variation of Class C Notes dated August 14, 1992, and Deed of Indemnity dated August 14, 1992, each entered into pursuant to the Agreement to Vary Shareholders Agreement and Plan of Restructuring and for the Sale and Purchase of Shares in McConnell Dowell Investments, Inc. dated April 29, 1992 (filed as Exhibit 10.6 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.3 Form of Guaranty by the registrant, as Guarantor, in favor of Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.2 to Amendment No. 1 to Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference.)

10.4 Form of Indenture of Trust between the City of San Diego and Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.3 to Amendment No. 1 to Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference.)

10.5 Form of Loan Agreement between the City of San Diego and National Steel and Shipbuilding Company (filed as Exhibit 4.4 to Amendment No. 1 to Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference.)

          MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT WHICH IS SEPARATELY IDENTIFIED IN ACCORDANCE WITH ITEM 14(A) (3) OF FORM 10-K.

10.6 The registrant's Executive Incentive Plans for the years 1972 through 1981, inclusive (filed as Exhibit 10.2 to Form 10-K Annual Report for year ended December 31, 1990 and incorporated herein by reference.)

10.7*         The registrant's 1982 Executive Incentive Plan, as amended.

10.8 A description of the registrant's Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.9          The registrant's Key Executive Life Insurance Plan (filed as
              Exhibit 10.13 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.10         The registrant's Key Executive Long-Term Incentive Plan (filed as
              Exhibit 10.2 to Form 10-Q Quarterly Report for quarter ended March 31, 1991 and incorporated herein by reference.)

10.11 The registrant's Long-Term Performance Compensation Benefit Plan (filed as Exhibit 10.8 to Form 10-K Annual Report for year ended December 31, 1991 and incorporated herein by reference.)

10.12         The registrant's Stock Incentive Plan, as amended (filed as
              Exhibit 10.16 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.13 *       The registrant's Supplemental Savings Plan, as amended.

10.14 *       The registrant's Deferred Compensation Plan.

10.15 Form of registrant's Indemnification Agreement (filed as Exhibit B to Proxy Statement dated March 23, 1987, and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.16 Form of registrant's Supplemental Retirement Benefit Agreement (filed as Exhibit 10.6 to Form 10-K Annual Report for year ended December 31, 1988 and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.17 Form of registrant's Employment Agreement (filed as Exhibit 10.2 to Form 10-Q Quarterly Report for quarter ended June 30, 1993 and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.18 The registrant's Non-Employee Directors' Deferred Compensation Plan, as amended (filed as Exhibit 10.4 to Form 10-K Annual Report for year ended December 31, 1989 and incorporated herein by reference.)

10.19 The registrant's Retirement Plan for Non- Employee Directors, as amended (filed as Exhibit 10.22 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.20 The registrant's Stock Option Plan for Non-Employee Directors, as amended (filed as Exhibit 10.23 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.21 The registrant's employment agreement with William J. Agee dated April 2, 1991 (filed as Exhibit 10.1 to Form 10-Q Quarterly Report for quarter ended March 31, 1991 and incorporated herein by reference.)

10.22 The registrant's Key Executive Long-Term Incentive Plan Participation Agreement with William J. Agee dated November 1, 1991, amending the registrant's employment agreement with William
              J. Agee dated April 2, 1991 (filed as Exhibit 10.16 to Form 10-K Annual Report for year ended December 31, 1991 and incorporated herein by reference.)

10.23 The registrant's Supplemental Retirement Benefit Agreement with William J. Agee dated April 2, 1991 (filed as Exhibit 10.26 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.).

10.24 The registrant's Deferred Compensation Agreement with Stephen Grant dated January 1, 1989 (filed as Exhibit 10.27 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.).

10.25 The registrant's Amendment to Deferred Compensation Agreement with Stephen R. Grant dated July 15, 1993 (filed as Exhibit 10.3 to Form 10-Q Quarterly Report for quarter ended June 30, 1993 and incorporated herein by reference.)

10.26 * The registrant's employment agreement with Gunnar E. Sarsten dated as of March 1, 1994.

13. * The registrant's Annual Report to Stockholders for the year ended December 31, 1993, furnished for the information of the SEC and not deemed to be "filed" as part of the Form 10-K filing.

21. *         Subsidiaries of the registrant.

23. *         Consent of Deloitte & Touche, independent auditors.

24. *         Powers of Attorney.