Form 10-Q
period 1994-03-31
MORRISON KNUDSEN CORP
filed 1994-05-16
CIK 763739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the Quarter Ended

                                 MARCH 31, 1994

                          Commission File Number 1-8889



                     [LOGO]     MORRISON KNUDSEN CORPORATION


                              A Delaware Corporation

                   IRS Employer Identification No. 82-0393735

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO  83729

                                  208/386-5000


The registrant's common stock is registered on the New York and Pacific Stock Exchanges.

- -------------------------------------------------------------------------------
At March 31, 1994, 32,525,167 shares of the registrant's common stock were outstanding (excluding 420,805 shares held in treasury and including 504,889 unallocated shares of common stock in the Employee Stock Ownership Plan Trust, accounted for as treasury stock).

- -------------------------------------------------------------------------------
The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
- -------------------------------------------------------------------------------

                          MORRISON KNUDSEN CORPORATION
                         QUARTERLY REPORT FORM 10-Q FOR
                        THREE MONTHS ENDED MARCH 31, 1994


                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                               PAGE

               Statements of Income for the Three Months
                    Ended March 31, 1994 and 1993                          I-1

               Balance Sheets at March 31, 1994 and
                    December 31, 1993                                    I-2-3

               Condensed Statements of Cash Flows for the
                    Three Months Ended March 31, 1994 and 1993             I-4

               Notes to Financial Statements                             I-5-10

Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                             I-11




                           PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                II-1

Signatures                                                                II-1

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1994 AND 1993 (UNAUDITED)
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                                   1994         1993
Revenue
   Engineering and construction                                  $456,121     $470,998
   Rail systems                                                    85,180       89,197
- --------------------------------------------------------------------------------------
Total revenue                                                    $541,301     $560,195
- --------------------------------------------------------------------------------------
Operating income
   Engineering and construction                                   $10,424      $15,768
   Rail systems                                                     3,748        2,108
- --------------------------------------------------------------------------------------
Total operating income                                             14,172       17,876
General and administrative expense                                 (8,725)      (7,987)
Interest expense                                                   (1,356)        (189)
Equity in net income (loss) of unconsolidated affiliates              113       (3,466)
Gain on subsidiary sale of stock                                    1,255           --
Other income, net                                                   8,001        8,879
- --------------------------------------------------------------------------------------
Income before income taxes and minority interests                  13,460       15,113
Income tax expense                                                 (5,384)      (6,989)
Minority interests in net (income) loss of subsidiaries             1,576         (241)
- --------------------------------------------------------------------------------------
Net income                                                         $9,652       $7,883
- --------------------------------------------------------------------------------------
Common shares used to compute earnings per share               32,174,181   30,658,921
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
Earnings per common share                                            $.30         $.26
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
Dividends per share                                                  $.20         $.20
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 1994 (UNAUDITED) AND DECEMBER 31, 1993 (AUDITED)
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)



ASSETS                                                                               1994          1993
- --------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                         $ 89,020      $ 91,879
Accounts receivable including retentions of $62,861 and $62,800                    201,598       231,021
Refundable federal income taxes                                                         --        21,096
Inventories                                                                        192,535       133,350
Costs and earnings in excess of billings on uncompleted contracts                  215,525       185,221
Investments in construction joint ventures                                          68,882        83,116
Deferred income taxes                                                               24,956        25,019
Other                                                                               25,410        22,519
- --------------------------------------------------------------------------------------------------------
Total current assets                                                               817,926       793,221
- --------------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
Marketable securities, at cost, market $15,052 and $53,180                          15,052        51,143
Investments in unconsolidated affiliates                                            62,398        62,649
Goodwill and other intangibles, net                                                 53,584        36,284
Other investments and assets                                                        73,885        68,984
- --------------------------------------------------------------------------------------------------------
Total investments and other assets                                                 204,919       219,060
- --------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST
Land and mineral rights                                                             21,517        21,131
Buildings and improvements                                                         162,981       153,252
Machinery and equipment                                                             75,233        67,187
Construction equipment                                                             220,930       226,221
- --------------------------------------------------------------------------------------------------------
Total property and equipment                                                       480,661       467,791
LESS ACCUMULATED DEPRECIATION                                                     (260,702)     (254,122)
- --------------------------------------------------------------------------------------------------------
Property and equipment, net                                                        219,959       213,669
- --------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $1,242,804    $1,225,950
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1994          1993
- --------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term and current portion of long-term debt                                   $ 59,812      $ 37,238
Accounts payable including retentions of $40,993 and $45,951                        299,823       293,746
Accrued salaries, wages and benefits                                                 47,230        46,507
Other accrued expenses                                                               41,157        53,372
Billings in excess of costs and earnings on uncompleted contracts                   112,230       104,460
Advances from customers                                                             148,382       147,788
Income taxes payable                                                                 4,200             --
Dividends payable                                                                        --         6,423
- ---------------------------------------------------------------------------------------------------------
Total current liabilities                                                           712,834       689,534
- ---------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                                                19,705        24,189
Deferred compensation and income                                                     23,723        13,671
Accrued workers' compensation                                                            --        46,597
Accrued postretirement benefit obligation                                            26,993        26,506
Debt due after one year                                                              22,421         9,768
- ---------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                        92,842       120,731
- ---------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES(Note 9)
- ---------------------------------------------------------------------------------------------------------
MINORITY INTERESTS IN SUBSIDIARIES                                                    6,967         8,718
- ---------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.10, authorized 10,000,000 shares, none issued issueded
Common stock, par value $1.67, authorized 100,000,000 shares, issued
     33,450,861 and 32,698,179 shares
                                                                                     55,854        54,494
Capital in excess of par value                                                      273,111       252,250
Retained earnings                                                                   130,616       127,466
Treasury stock, 925,694 and 1,080,184 shares, at cost                               (18,066)      (19,435)
Deferred compensation for restricted stock awards                                    (8,282)       (5,837)
Cumulative translation adjustments                                                   (3,072)       (1,971)
- ---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          430,161       406,967
- ---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,242,804    $1,225,950
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1994, AND 1993 (UNAUDITED)
(THOUSANDS OF DOLLARS)

                                                                                    1994        1993
- ------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided (used) by operating activities                                  $(4,951)   $(57,541)
- ------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Short-term investments                                                                 --       3,959
Property and equipment acquisitions                                               (13,980)     (7,953)
Property and equipment disposals                                                    4,574       7,251
Investments in unconsolidated affiliates and other non-current investments         (2,609)     (3,501)
Purchase of business                                                               (3,900)         --
- ------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                  (15,915)       (244)
- ------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Borrowing (payments) of short-term debt, net                                       22,045      (5,002)
Borrowings of long-term debt                                                       10,479          --
Payments of long-term debt                                                         (1,972)       (441)
Proceeds from stock issued                                                            380          --
Dividends paid                                                                    (12,925)    (12,096)
- ------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                   18,007     (17,539)
- ------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                              (2,859)    (75,324)
Cash and cash equivalents at beginning of period                                   91,879     134,011
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $89,020     $58,687
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION
Interest paid                                                                     $ 1,655   $     612
Income taxes paid (refunded), net                                                 (13,886)     (6,009)
Acquisition of business for stock:
  Property and equipment and other assets                                           9,128          --
  Goodwill and other intangibles                                                   19,215          --
  Long-term debt                                                                   (4,675)         --
  Other liabilities assumed                                                        (4,005)         --
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Morrison Knudsen Corporation's financial position at March 31, 1994, and the results of its operations and cash flows for the three months then ended. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

2.   SUBSIDIARY SALE OF STOCK

     Under an option granted by MK Gold Company ("MK Gold") to the underwriters of its initial public offering ("IPO") to purchase additional shares of common stock to cover over-allotments, 1,350,000 shares of MK Gold's common stock at $6.00 a share were sold on January 14, 1994. The sale decreased the Corporation's proportionate interest in MK Gold from 50% to 46.5%. The net proceeds to MK Gold, after deducting commissions and offering expenses, were $7,458. The Corporation recorded a gain of $1,255 ($753 after taxes) in recognition of the net increase in value of the Corporation's investment in MK Gold. Beginning December 1993 the Corporation has accounted for its investment in MK Gold by the equity method.

3.   SALE OF INTEREST IN UNCONSOLIDATED AFFILIATE STOCK

     On October 7, 1993, Straight Crossing Development, Inc., an unconsolidated subsidiary ("SCDI"), entered into a development agreement with the government of Canada to design, construct and operate for 35 years an 8.4 mile long toll bridge linking the Canadian provinces of New Brunswick and Prince Edward Island. On March 31, 1994, the Corporation entered into an agreement to sell a portion of its common stock investment in SCDI to a third party for cash and a note receivable. The sale decreased the Corporation's proportionate interest in SCDI from 45% to 36%. The Corporation recorded a gain of $4,877 ($2,926 after taxes) on the stock sale in the first quarter of 1994. The gain was reflected as Other Income, net. See Note 8.

4.   ACQUISITION

     On January 31, 1994, the Corporation acquired all of the voting stock of Touchstone, Inc. ("Touchstone") for $22,665 which consisted of 720,000 shares of the Corporation's common stock valued at $18,765 and $3,900 cash. Touchstone is a supplier of new and remanufactured locomotive cooling systems. The acquisition has been accounted for by the purchase method. The excess of the aggregate purchase price over the estimated fair values of the net assets acquired was $17,965 and has been recorded as goodwill, which will be amortized over fifteen years. In addition, the Corporation entered into noncompete agreements with certain former Touchstone stockholders in exchange for 50,000 shares of the Corporation's common stock valued at $1,250, which cost will be amortized on a straight-line method over 10 years. Touchstone had total assets at December 31, 1993 of $12,341 and net assets of $5,466. Touchstone's revenue and net income for the year ended December 31, 1993 was $20,032 and $265, respectively. Touchstone will operate as a subsidiary of MK Rail. See Note 12.

5.   INVENTORIES

     Rail systems inventories at March 31, 1994 and December 31, 1993 are summarized as follows:


                                          (Unaudited)             (Audited)
                                         MARCH 31, 1994      DECEMBER 31, 1993
- -------------------------------------------------------------------------------
Finished goods                              $   7,140             $   4,267
Work in progress                              297,180               240,097
Raw materials                                 136,959               120,481
- -------------------------------------------------------------------------------
Total inventories                             441,279               364,845
Payments on account of work in progress      (248,744)             (231,495)
- -------------------------------------------------------------------------------
Net inventories                              $192,535              $133,350
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

6.   CONSTRUCTION JOINT VENTURES

     The Corporation has entered into a number of partnership arrangements commonly referred to as "joint ventures". Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability of the following group financial statements between periods may not be meaningful. Summary joint venture financial information at March 31, 1994 and December 31, 1993 and for the three months ended March 31, 1994 and 1993 follows:


                                                  (Unaudited)       (Audited)
FINANCIAL POSITION AT                           MARCH 31, 1994 DECEMBER 31, 1993
- -------------------------------------------------------------------------------
Cash and cash equivalents                           $146,845         $161,084
Other current assets                                 144,442          197,448
Noncurrent assets                                      5,328            5,989
Property and equipment, net                           48,230           37,776
Advances from customers                              (86,158)         (87,777)
Other current liabilities                           (172,389)        (208,100)
- -------------------------------------------------------------------------------
Net assets                                          $ 86,298         $106,420
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
CORPORATION'S INVESTMENT IN CONSTRUCTION JOINT
   VENTURES                                         $ 68,882        $ 83,116
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,                     (Unaudited)      (Unaudited)
                                                     1994             1993
- -------------------------------------------------------------------------------
Combined joint ventures, net
Revenue                                            $262,350          $129,161
Cost of revenue                                    (260,104)         (118,620)
- -------------------------------------------------------------------------------
Operating income                                   $  2,246          $ 10,541
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Corporation's share, net
Revenue                                            $ 89,171          $ 67,473
Cost of revenue                                     (90,285)          (61,479)
- -------------------------------------------------------------------------------
Operating income (loss)                            $ (1,114)         $  5,994
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     The accounts of SCDI and MK Gold were included in the above summary at and for the three months ended March 31, 1994 but were not included in prior periods.

     The Corporation recognized a net operating loss from its construction joint venture operations for the three months ended March 31, 1994 because its proportionate share(s) of joint ventures reporting operating losses was greater than its proportionate share(s) of joint ventures reporting operating income.

7.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The following table presents summarized financial information of the unconsolidated affiliates at March 31, 1994 and December 31, 1993 and for the three months ended March 31, 1994 and 1993, on a combined 100 percent basis. The Corporation accounts for investments in 50% or less owned companies by the equity method. Amounts presented include the accounts of the following principal unconsolidated affiliates: MK Gold Company (46.5%); Straight Crossing Development, Inc. (36%); Texas TGV Corporation ("Texas TGV") (38.2%); AmerBank (31.1%); and Westmoreland Resources, Inc. (24%). Amounts presented for the three months ended March 31, 1993 include the accounts of Joy MK Projects Company, a 50% owned affiliate, which became a wholly-owned subsidiary in April 1993. MK Gold holds interests in two producing gold mining projects in California and provides contract mining services. Texas TGV is a development-stage company with a 50-year franchise to provide 200 m.p.h. passenger service connecting five major Texas cities. AmerBank is a licensed bank operating in Poland. The $6,669 investment in AmerBank is in current assets in the accompanying balance sheets to reflect the Corporation's intent to sell a major portion of its interest therein. Westmoreland Resources, Inc. is a mining company that operates a surface coal mine in Montana. See Notes 2, 3 and 9.


FINANCIAL POSITION AT                          (Unaudited)         (Audited)
                                             MARCH 31, 1994    DECEMBER 31, 1993
- --------------------------------------------------------------------------------
Current assets                                  $78,679             $91,775
Non-current assets                              157,492             125,762
Current liabilities                             (50,101)            (68,569)
Non-current liabilities                         (48,837)            (17,058)
- --------------------------------------------------------------------------------
Net assets                                     $137,233            $131,910
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Corporation's investment in unconsolidated
affiliates                                      $62,398             $62,649
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



RESULTS OF OPERATIONS                         (Unaudited)         (Unaudited)
THREE MONTHS ENDED MARCH 31,                      1994                1993
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Revenue                                          $18,335             $48,975
Operating income (loss)                            1,705             (9,591)
Net income (loss)                                    881            (10,467)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Corporation's equity in net income (loss)
of unconsolidated affiliates                        $113            $(3,466)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     The Corporation recognized a loss from its investee's operations in the first quarter of 1993 primarily because of the net loss of Joy MK Projects Company, then a 50% owned unconsolidated affiliate. Joy MK Projects Company has been a wholly-owned subsidiary since April 1993.

     The Corporation's investment in MK Gold at March 31, 1994 was $31,302. The aggregate market value of MK Gold's common stock held by the Corporation at March 31, 1994 was $58,500.

8.   OTHER INCOME, NET

     Other income (expense) items for the three months ended March 31, 1994 and 1993 are as follows:


                                                          (Unaudited)
THREE MONTHS ENDED MARCH 31,                        1994               1993
- -------------------------------------------------------------------------------
Interest                                          $1,806             $4,454
Dividends                                             15              1,054
Gains on sales of marketable securities, net       1,564              4,565
Gain on sale of SCDI stock                         4,877                 --
Loss on sales of trade receivables                (1,656)              (694)
Underwriting income (expenses) of insurance
subsidiary, net                                    2,979               (753)
Miscellaneous expenses, net                       (1,584)               253
- -------------------------------------------------------------------------------
Other income, net                                 $8,001             $8,879
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


9.   COMMITMENTS AND CONTINGENCIES

     VERTAC SITE CONTRACTORS: Design, engineering, construction and pre-production start-up costs to develop a facility for incineration of certain hazardous wastes have been capitalized. The Corporation is a subcontractor under a prime contract with the Federal Environmental Protection Agency ("EPA"), to process hazardous waste at an Arkansas site. The Corporation's investment in Vertac Site Contractors at December 31, 1993 and
     March 31, 1994 was $21,950 and $17,791, respectively. The Corporation will not recover its investment under this subcontract but anticipates that it will receive additional contracts to incinerate hazardous waste at the Arkansas site to fully recover its investment.

     CF SYSTEMS: The Corporation acquired a solvent extraction processing technology in 1990 and subsequently deferred additional design and engineering costs in modifying the processing facility for commercial application. The Corporation is currently negotiating a "sole source" contract with a state agency for remediation of contaminated soil. The contract, if awarded, should begin about mid-1994, be of approximately 36 months duration and will be principally funded by the EPA. The Corporation's investment in CF Systems at December 31, 1993 and March 31, 1994 was $13,896 and $14,211, respectively. The Corporation will not recover its investment under this contract but anticipates that it will receive additional contracts to fully recover its investment.

     TEXAS TGV CORPORATION: Texas TGV was awarded a franchise in May 1991 to finance, construct and operate a high speed rail system in Texas. Through March 31, 1994, the project has been funded by its shareholders, including the Corporation, which has a 38.2% equity investment in Texas TGV of $14,162 at March 31, 1994, ($13,996 at December 31, 1993). The Texas High
     Speed Rail Authority ("Authority") has asserted that Texas TGV is in technical default because it failed to provide the equity financing commitment by December 31, 1993 as required under the franchise agreement. The Authority has requested that Texas TGV provide reasons why it is not in default. Texas TGV has informed the Authority that it believes it is not in default because certain delays have extended the deadline for providing the equity financing commitment. According to the franchise agreement, such event of default could result in the termination of the franchise. No provision for loss, if any, of the Corporation's investment has been made in the financial statements because the ultimate outcome of this matter is not predictable at this time.

     LETTERS OF CREDIT: The Corporation was contingently liable, in the normal course of business, for $376,391 in standby letters of credit not reflected in the accompanying financial statements at March 31, 1994 for contract performance guarantees on a number of construction and rail systems contracts.

     DISCONTINUED OPERATIONS: At March 31, 1994, the Corporation was contingently liable for $42,000 in connection with the shipbuilding operations of National Steel and Shipbuilding Company ("NASSCO"), discontinued in 1988. The Corporation is contingently liable up to a maximum of $21,000 on a bank credit facility obtained by NASSCO. The balance outstanding under NASSCO's bank credit facility at March 31, 1994 was $16,000. If NASSCO's borrowings under the bank credit facility exceed $8,000 at July 31, 1994, NASSCO has the right to require the Corporation to purchase NASSCO preferred stock equal to the amount of borrowings in excess of $8,000. In addition, the Corporation has guaranteed $21,000 of NASSCO's port facility bonds until not later than December 2002. NASSCO's floating drydock is pledged as collateral for the bonds. At March 31, 1994, the Corporation was contingently liable for $31,500 in connection with commercial real estate operations discontinued in 1987. Certain real estate assets collatoralize the bank debt. The Corporation is of the opinion that no payments will be required and no losses will be incurred under such contingencies.

     AFFILIATE GUARANTEE: At March 31, 1994, the Corporation was contingently liable for $20,000 borrowed by MK Gold under MK Gold's bank credit facility.

     OTHER GUARANTEES: The Corporation has also guaranteed at March 31, 1994, $5,166 of obligations of third parties under borrowing arrangements. Where possible, the Corporation has obtained security interests and guarantees by the principals.

10.  WORKERS' COMPENSATION

     In March 1994 the Corporation and an insurance company entered into an agreement under which the Corporation prefunded its $53,829 estimated self-insurance liability for workers' compensation claims incurred through March 31, 1994 with cash of $44,100. The Corporation recorded a deferred gain of $9,729 on the transaction and will recognize the gain over periods subsequent to December 31, 1993, based on the proportion of cumulative claims paid, to the total estimated liability for claims. The Corporation will continue to self-insure for workers' compensation losses incurred after March 31, 1994, through its captive insurance subsidiary and reinsurance agreements with outside insurers. The unamortized deferred gain is included in Deferred Compensation and Income in the accompanying balance sheet at March 31, 1994.

11.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

     The FASB has issued Statement No. 112, EMPLOYER'S ACCOUNTING FOR
     POSTEMPLOYMENT BENEFITS ("FAS 112").   The statement establishes standards
     of financial accounting and reporting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Adoption of FAS 112 as of January 1, 1994, did not have a material effect on the 1994 first quarter operating results and is not expected to have a material impact on future operating results.

12.  SUBSEQUENT EVENT

     SUBSIDIARY SALE OF STOCK: On May 3, 1994, MK Rail Corporation, ("MK Rail") then a wholly-owned subsidiary of the Corporation, completed an IPO of 6,000,000 shares of its common stock at an offering price of $16.00 a share which decreased the Corporation's proportionate interest in MK Rail to 65%. MK Rail remanufactures locomotives, manufactures new high technology locomotives, designs, manufactures and distributes locomotive component parts, and provides locomotive fleet maintenance services to the railroad industry. The net proceeds to MK Rail from the IPO, after deducting underwriters' discounts, commissions and estimated issuance costs, were approximately $88,800. The Corporation will recognize a gain as a result of this sale. MK Rail had total assets at December 31, 1993 of $193,132. MK Rail's revenue and net income for the year ended December 31, 1993 was $218,160 and $3,632, respectively.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue and operating income of the engineering and construction segment in the first quarter of 1994 decreased from the first quarter of 1993 by $14.9 million and $5.3 million, respectively. The decrease in engineering and construction operating income in the first quarter of 1994 compared to the first quarter of 1993 was attributable to (i) a decrease in contract earnings of $1.3 million,
(ii) an increase of $1.3 million in segment overhead, and (iii) a decrease in additional claims income of $2.4 million. Revenue of the rail systems segment in the first quarter of 1994 decreased from the first quarter of 1993 by $4.0 million but operating income increased $1.6 million. The increase in rail systems operating income in the first quarter of 1994 compared to the first quarter of 1993 was attributable to an increase in gross profit, principally from sales of locomotive component parts of $3.4 million, reduced by an increase of $1.8 million in segment overhead due to the consolidation of businesses acquired in late 1993 and the first quarter of 1994.

General and administrative expense for the first quarter of 1994 increased $.7 million from the first quarter of 1993 due principally to an increase in compensation expense.

Interest expense increased from $.2 million in the first quarter of 1993 to $1.4 million in the first quarter of 1994. The increase reflects the rise in both short and long-term debt outstanding from $.8 million at March 31, 1993, to $82.2 million at March 31, 1994, including $4.7 million assumed debt of Touchstone, acquired January 31, 1994, partially offset by a decline in the weighted average interest rate from 11.3% in the first quarter of 1993 to 4.9% in the first quarter of 1994.

The Corporation's share of investee income for the first quarter of 1994 increased from a $3.5 million loss in the first quarter of 1993 to $.1 million income in 1994. The loss in the first quarter of 1993 was due to the recognition by the Corporation of its share of the net loss of Joy MK Projects Company, then a 50% owned unconsolidated affiliate. Joy MK Projects Company has been a wholly-owned subsidiary since April 1993. See Note 7 of Notes to Consolidated Financial Statements.

Other income for the first quarter of 1994 decreased from $8.9 million in the first quarter of 1993 to $8.0 million in the first quarter of 1994. See Note 8 of Notes to Consolidated Financial Statements.

In January 1994, 1,350,000 shares of MK Gold's common stock were sold under an option granted by MK Gold to its IPO underwriters to cover over-allotments. The Corporation recognized a $1.3 million pretax gain because MK Gold's public offering price per share exceeded the Corporation's carrying value per share. See Note 2 of Notes to Consolidated Financial Statements.

Income taxes provided in the first quarters of 1994 and 1993 were based upon estimated annual effective tax rates of 40.0% and 46.2%, respectively. The 46.2% effective rate in the first quarter of 1993 was higher than the Corporation's blended statutory tax rate of 40.85% due in large part to the recognition of taxes on foreign-source income. The 40.0% effective rate in the first quarter of 1994 was slightly lower than the blended statutory rate because of anticipated utilization of foreign tax credits to offset U.S. income taxes.

Minority interests in the net loss of consolidated subsidiaries in the first quarter of 1994 consists principally of the minority interest's share of the first quarter 1994 losses of McConnell Dowell Corporation, Ltd. ($1.3 million) and MK Rail Systems of Argentina, S.A. ($.3 million).

Net income for the first quarter of 1994 includes aftertax gains totaling $3,679, or $.11 per share, arising from (i) the Corporation's sale to a third party of a portion of its stock in SCDI and (ii) the sale by MK Gold of its common stock to the public at an offering price per share that exceeded the Corporation's carrying value per share.

FINANCIAL CONDITION


Liquidity and capital resources
(thousands of dollars)                                   March 31,
                                                 --------------------------
                                                  1994               1993
                                                 ------             ------
CASH AND CASH EQUIVALENTS:
     Beginning of period                         $91,879           $134,011
     End of period                                89,020             58,687
Total debt                                        82,233                771


                                                     Three Months Ended
                                                           March 31,
                                                 --------------------------
                                                   1994               1993
                                                 ------             ------
NET CASH PROVIDED (USED) BY:
     Operating activities                        $(4,951)          $(57,541)
     Investing activities                        (15,915)              (244)
     Financing activities                         18,007            (17,539)


Total capitalization at March 31, 1994 was $512.4 million, composed of $82.2 million debt and $430.2 million equity compared to total capitalization at December 31, 1993 of $454.0 million, composed of $47.0 million debt and $407.0 equity.

The Corporation's primary sources of short-term financing in the first quarter of 1994 were through borrowings under bank credit lines and a $21.1 million federal income tax refund. The primary sources of the Corporation's short-term financing in the first quarter of 1993 were through its balance of cash and cash equivalents and rail system customer's advances.

Net cash used for operating activities in the first quarter of 1994 were primarily to increase rail systems transit division inventories. Net cash used for operating activities increased in the first quarter of 1993, primarily as a result of increased trade receivables, unbilled receivables and a significant increase in rail systems transit division inventories.

Net cash used for investing activities in the first quarter of 1994 included acquisitions of property and equipment and the acquisition of Touchstone and other non-current assets. Net cash used for investing activities in the first quarter of 1993 included purchases of capital assets, marketable securities and other non-current assets offset by cash generated from the sales of short-term investments and fixed assets.

Net cash provided by financing activities in the first quarter of 1994 included borrowings of short and long-term debt of $30.6 million partially offset by the payment of $12.9 million dividends during the first quarter of 1994.
Financing activities in the first quarter of 1993 included the repayment of assumed short-term debt of previously acquired businesses and the payment of $12.1 million dividends. The Corporation borrowed to finance working capital needs. The Corporation and its consolidated subsidiaries expects that they will continue to borrow short-term to finance working capital requirements, absent sufficient capital funds from customer advances and its cash on hand. The Corporation believes that its balance of cash, together with funds generated from operations and existing short-term and potential long-term borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future.

The Corporation and its subsidiaries had available from domestic and foreign banks $260,000 of committed unsecured credit lines of which approximately $178,000 was unused at March 31, 1994.

PART II.  OTHER INFORMATION

6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          FILED IN PART I

          None



          FILED IN PART II

          10.1 Form of registrant's Indemnification Agreement (filed as Exhibit B to Proxy Statement dated March 23, 1987, and incorporated herein by reference). A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith

          10.2 The registrant's employment agreement with Larry E. Salci dated March 22, 1994.

          10.3 The registrant's Long-Term Incentive Plan for Corporate
               Executives.

          10.4 The registrant's Long-Term Incentive Plan for the Engineering and Construction Group.

          10.5 The registrant's Long-Term Incentive Plan for the Heavy Civil Construction Group.

          10.6 The registrant's Long-Term Incentive Plan for the Mining Group.

          10.7 The registrant's Long-Term Incentive Plan for the Rail Systems Group.

     (b)  Reports on Form 8-K

          The Registrant filed current reports on Form 8-K to report, (i) the acquisition on December 30, 1993 of Clark Industries, Inc., a manufacturer of cylinder heads, pistons and liner assemblies for railroad locomotives, (ii) the acquisition on January 31, 1994 of Touchstone, Inc., a supplier of new and remanufactured locomotive cooling systems and (iii) the election on February 14, 1994 of Zbigniew Brzezinski as a director.

All other items required under Part II are omitted because they are not applicable.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MORRISON KNUDSEN CORPORATION


                              /S/M.E. Howland
                              ------------------------------------------------
                              Vice President and Controller and Principal
                              Accounting Officer, in his respective capacities as such

Date:  May 16, 1994

                          MORRISON KNUDSEN CORPORATION

                                  EXHIBIT INDEX




EXHIBIT
NUMBER                            EXHIBITS
- -------                           --------


10.1 Form of registrant's Indemnification Agreement (filed as Exhibit B to Proxy Statement dated March 23, 1987, and incorporated herein by reference). A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.2 * The registrant's employment agreement with Larry E. Salci dated March 22, 1994.

10.3 *    The registrant's Long-Term Incentive Plan for Corporate Executives.

10.4 * The registrant's Long-Term Incentive Plan for the Engineering and Construction Group.

10.5 * The registrant's Long-Term Incentive Plan for the Heavy Civil Construction Group.

10.6 *    The registrant's Long-Term Incentive Plan for the Mining Group.

10.7 *    The registrant's Long-Term Incentive Plan for the Rail Systems Group.


_________________

*   Filed herewith.