Form 10-Q
period 1994-06-30
MORRISON KNUDSEN CORP
filed 1994-08-15
CIK 763739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the Quarter Ended

                                  JUNE 30, 1994

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

- - --------------------------------------------------------------------------------

At June 30, 1994, 32,649,415 shares of the registrant's common stock were outstanding (excluding 420,663 shares held in treasury and including 417,181 unallocated shares of common stock in the Employee Stock Ownership Plan Trust, accounted for as treasury stock).

- - --------------------------------------------------------------------------------

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                          MORRISON KNUDSEN CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 1994


                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                           PAGE

               Statements of Operations for the Three and Six Months
                Ended June 30, 1994 and 1993                            I-1

               Balance Sheets at June 30, 1994 and
                December 31, 1993                                      I-2-3

               Condensed Statements of Cash Flows for the
                Three and Six Months Ended June 30, 1994 and 1993        I-4

               Notes to Financial Statements                          I-5-10

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                             I-11-13




                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              II-1

Item 4.   Results of Votes of Security Holders                         II-1-2

Item 6.   Exhibits and Reports on Form 8-K                               II-2

          Signatures                                                     II-2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993 (UNAUDITED)
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                    1994           1993           1994           1993
                                                 -------------------------------------------------------------
Revenue
   Engineering and construction                  $499,070         $554,915      $  955,191     $1,025,913
   Rail systems                                    92,374          100,477         177,554        189,674
- - --------------------------------------------------------------------------------------------------------------
Total revenue                                    $591,444         $655,392      $1,132,745     $1,215,587
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------
Operating income (loss)
   Engineering and construction                  $ (8,664)         $14,023       $   1,760        $29,791
   Rail systems                                   (56,165)           3,820         (52,417)         5,928
- - --------------------------------------------------------------------------------------------------------------
Total operating income (loss)                     (64,829)          17,843         (50,657)        35,719
General and administrative expenses                (8,249)          (9,669)        (16,974)       (17,656)
Research and development expenses                  (1,827)               -          (1,827)             -
Interest expense                                   (2,438)            (422)         (3,794)          (611)
Other income (expense), net                        (3,695)           6,429            (571)        15,308
Equity in net income (loss) of unconsolidated       4,774             (824)          4,887         (4,290)
Gains on subsidiaries sales of stock               24,029                -          25,284              -
Gain (loss) on disposition of investments in
 unconsolidated affiliates, net                   (13,828)               -          (8,951)             -
- - --------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority    (66,063)          13,357         (52,603)        28,470
Income tax (expense) benefit                       26,432           (5,062)         21,048        (12,051)
Minority interests in net (income) loss of
 subsidiaries                                        (835)             (88)            741           (329)
- - --------------------------------------------------------------------------------------------------------------
Net income (loss)                                $(40,466)         $ 8,207        $(30,814)       $16,090
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------
Weighted average number of common shares       32,550,792       30,762,989      32,363,527     30,711,123
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share                   $(1.24)            $.27           $(.95)          $.52
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------
Dividends per share                                  $.20             $.20            $.40           $.40
- - --------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 1994 (UNAUDITED) AND DECEMBER 31, 1993 (AUDITED)
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


ASSETS                                                                    1994                            1993
- - ----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS

Cash and cash equivalents                                             $   135,868                    $    91,879
Short-term investments, at cost thatapproximates market                     6,059                             --
Accounts receivable including retentions of $ 77,108 and $ 62,800         261,835                        231,021
Refundable federal income taxes                                             7,363                         21,096
Inventories                                                               182,905                        133,350
Costs and earnings in excess of billings on uncompleted contracts         230,172                        185,221
Investments in construction joint ventures                                 56,329                         83,116
Deferred income taxes                                                      39,574                         25,019
Other                                                                      16,797                         22,519
- - ----------------------------------------------------------------------------------------------------
Total current assets                                                      936,902                        793,221
- - ----------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
Marketable securities, at cost, market                                     18,544                         51,143
Investments in unconsolidated affiliates                                   56,249                         62,649
Goodwill and other intangibles, net                                        55,674                         36,284
Other investments and assets                                               72,830                         68,984
- - ----------------------------------------------------------------------------------------------------
Total investments and other assets                                        203,297                        219,060
- - ----------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST
Land and mineral rights                                                    21,259                         21,131
Buildings and improvements                                                167,592                        153,252
Machinery and equipment                                                    72,184                         67,187
Construction equipment                                                    205,884                        226,221
- - ----------------------------------------------------------------------------------------------------
Total property and equipment                                              466,919                        467,791
LESS ACCUMULATED DEPRECIATION                                            (261,532)                      (254,122)
- - ----------------------------------------------------------------------------------------------------
Property and equipment, net                                               205,387                        213,669
- - ----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $1,345,586                     $1,225,950
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                      1994                     1993
- - -----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term and current portion of long-term debt                   $  160,439               $   37,238
Accounts payable including retentions of $38,218 and $ 45,951         302,794                  293,746
Accrued salaries, wages and benefits                                   55,753                   46,507
Other accrued expenses                                                 48,435                   53,372
Billings in excess of costs and earnings on uncompleted contracts     105,803                  104,460
Advances from customers                                               125,279                  147,788
Dividends payable                                                         240                    6,423
- - -----------------------------------------------------------------------------------------------
Total current liabilities                                             798,743                  689,534
- - -----------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                                  14,309                   24,189
Deferred compensation and income                                       24,532                   13,671
Accrued workers' compensation                                           6,315                   46,597
Accrued postretirement benefit obligation                              27,496                   26,506
Debt due after one year                                                22,611                    9,768
- - -----------------------------------------------------------------------------------------------
Total non-current liabilities                                          95,263                  120,731
- - -----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES  (Note 9)
- - -----------------------------------------------------------------------------------------------
MINORITY INTERESTS IN SUBSIDIARIES                                     65,092                    8,718
- - -----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.10, authorized 10,000,000 shares
Common stock, par value $1.67, authorized
100,000,000 shares, issued 33,487,259 and 32,698,179 shares           55,780                   54,494
Capital in excess of par value                                       273,679                  252,250
Retained earnings                                                     83,860                  127,466
Treasury stock, 837,844 and 1,080,184 shares, at cost                (16,323)                 (19,435)
Deferred compensation for restricted stock awards                     (7,129)                  (5,837)
Cumulative translation adjustments                                    (3,379)                  (1,971)
- - -----------------------------------------------------------------------------------------------
Total stockholders' equity                                           386,488                  406,967
- - -----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,345,586               $1,225,950
- - -----------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------


MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1994, AND 1993 (UNAUDITED)
(THOUSANDS OF DOLLARS)


                                                                          1994                             1993
- - -------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided (used) by operating activities                          $(130,197)                     $(52,912)
- - -------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Short-term investments                                                                                     11,028
Property and equipment acquisitions                                         (30,153)                      (21,662)
Property and equipment disposals                                             15,085                         9,417
Investments in unconsolidated affiliates and other non-                      (7,861)                      (11,947)
Purchase of business assets                                                  (3,900)                            -
- - -------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                            (26,829)                      (13,164)
- - -------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Borrowing (payments) of short-term debt, net                                122,947                        45,367
Borrowings of long-term debt                                                 10,739                             -
Payments of long-term debt                                                   (2,317)                       (3,657)
Proceeds from subsidiary sale of stock                                       88,365                             -
Proceeds from stock issued                                                      496                             -
Dividends paid                                                              (19,215)                      (18,264)
- - -------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                            201,015                        23,446
- - -------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             43,989                       (42,630)
Cash and cash equivalents at beginning of period                             91,879                       134,011
- - -------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 135,868                       $91,381
- - -------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION
Interest paid                                                               $ 3,965                        $1,375
Income taxes paid (refunded), net                                           (12,096)                       (5,204)
Acquisition of business for stock:
  Property and equipment and other assets                                     9,128                            --
  Goodwill and other intangibles                                             19,215                            --
  Long-term debt                                                             (4,675)                           --
  Other liabilities assumed                                                  (4,005)                           --
- - -------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Morrison Knudsen Corporation and its majority-owned subsidiaries. The Corporation's investments in 20 percent to 50 percent owned affiliates and joint ventures are accounted for on the equity method.

     The consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

     The unaudited consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and cash flows for the interim periods. The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2.   SUBSIDIARIES SALES OF STOCK

     MK GOLD COMPANY: Under an option granted by MK Gold Company ("MK Gold") to the underwriters of its initial public offering ("IPO") to purchase additional shares of common stock to cover over-allotments, 1,350,000 shares of MK Gold's common stock at $6.00 a share were sold on January 14, 1994. The sale decreased the Corporation's proportionate interest in MK Gold from 50% to 46.5%. The net proceeds to MK Gold, after deducting commissions and offering expenses, were $7,458. The Corporation recorded a pre-tax gain of $1,255 in recognition of the net increase in value of the Corporation's investment in MK Gold. Beginning December 1993 the Corporation has accounted for its investment in MK Gold by the equity method.

     MK RAIL CORPORATION: On May 3, 1994, MK Rail Corporation, ("MK Rail") then a wholly-owned subsidiary of the Corporation, completed an IPO of 6,000,000 shares of its common stock at an offering price of $16.00 a share which decreased the Corporation's proportionate interest in MK Rail to 65%. MK Rail remanufactures locomotives, manufactures high-technology locomotives, designs, manufactures and distributes locomotive components parts, and provides locomotive fleet maintenance services to the railroad industry. The net proceeds to MK Rail from the IPO, after deducting underwriters' discounts, commissions and estimated issuance costs, were $88,365. The Corporation recorded a pre-tax gain of $24,029 on the IPO in recognition of the net increase in value of the Corporation's investment in MK Rail.


3.   GAIN (LOSS) ON DISPOSITION OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES, NET

     WRITE OFF OF INVESTMENT IN TEXAS TGV CORPORATION: Texas TGV Corporation ("Texas TGV") was awarded a franchise in May 1991 to finance, construct and operate a high speed rail system in Texas.

     Through June 30, 1994, the high speed rail project has been funded by its shareholders, including the Corporation, which had a 38.2% equity investment in Texas TGV at June 30, 1994. The Texas High Speed Rail Authority (the agency created to oversee the high speed rail project) ("Authority") had asserted that Texas TGV was in technical default because it failed to provide the equity financing commitment by December 31, 1993 as required under the franchise agreement. Texas TGV had challenged the authority's assertions because it believed that delays outside its control had extended the deadline for providing the equity financing. Prior to June 30, 1994, the Corporation did not provide for any loss of diminution in value of its investment in Texas TGV since the ultimate outcome was not predictable. Texas TGV's recent efforts to extend the deadline or to negotiate amendments to the franchise agreement with the Authority have been unsuccessful. The Corporation has decided to abandon the project and accordingly recognized a $13,828 pre-tax charge to income in the second quarter of 1994 related to the write-off of its investment in Texas TGV.

     SALE OF INTEREST IN STRAIGHT CROSSING DEVELOPMENT, INC.: On October 7, 1993, Straight Crossing Development, Inc., a 45% owned unconsolidated subsidiary ("SCDI"), entered into a development agreement with the government of Canada to design, construct and operate for 35 years an 8.4 mile long toll bridge linking the Canadian provinces of New Brunswick and Prince Edward Island. On March 31, 1994, the Corporation entered into an agreement to sell a portion of its common stock investment in SCDI to a third party for $1,301 cash and a $3,576 note receivable with interest at 7% per annum. The cash is due upon legal close and the note receivable is due and payable on the earlier of the date of final completion of the toll
     bridge or May 31, 1998.   The sale decreased the Corporation's
     proportionate interest in SCDI from 45% to 36%. The Corporation recorded a pre-tax gain of $4,877 on the stock sale in the first quarter of 1994. See
     Note 7.

4.   ACQUISITION

     Effective January 1, 1994, the Corporation and its partners acquired majority ownership of Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG") from the German government, subject to several contingencies. Because of the existing contingencies at March 31, 1994 the Corporation did not reflect its share of equity in the net income of MIBRAG for the three months ended March 1994 in its 1994 first quarter results of operations. During the second quarter of 1994, the contingencies were favorably resolved and accordingly, the Corporation recorded its $5,600 share of equity in the net income of MIBRAG for the six months ended June 1994 in its 1994 second quarter results of operations. MIBRAG is a private company formed by the German government to own and operate lignite coal mines, power and process plants in Germany. Before political unification and its transition to a private business, MIBRAG was a portion of a larger state-owned enterprise. MIBRAG's operations, employee base and production techniques before January 1, 1994 were not generally the same and therefore comparability of financial information for periods prior to January 1, 1994 would not be meaningful. The Corporation, in addition to holding a 33% participating interest in MIBRAG, has an agreement to provide mine planning, engineering and related services to MIBRAG.

5.   INVENTORIES

     Rail systems inventories at June 30, 1994 and December 31, 1993 are summarized as follows:


                                                    (Unaudited)            (Audited)
                                                    June 30, 1993          December 31, 1994
- - -----------------------------------------------------------------------------------------------

             Finished goods                          $   9,546              $   4,267
             Work in progress                          292,667                240,097
             Raw materials                             187,113                120,481
- - -----------------------------------------------------------------------------------------------
             Total inventories                         489,326                364,845

             Payments on account of work in progress  (306,421)              (231,495)
- - -----------------------------------------------------------------------------------------------
                                      I-6


             Net inventories                          $182,905               $133,350



6.   CONSTRUCTION JOINT VENTURES

     The Corporation has entered into a number of partnership arrangements commonly referred to as "joint ventures". Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability of the following group financial statements between periods may not be meaningful. Summary joint venture financial information at June 30, 1994 and December 31, 1993 and for the six months ended June 30, 1994 and 1993 follows:


                                             (Unaudited)             (Audited)
     FINANCIAL POSITION AT                  JUNE 30, 1994        DECEMBER 31, 1993
- - --------------------------------------------------------------------------------
     Cash and cash equivalents                    $142,540              $161,084
     Other current assets                          128,592               197,448
     Noncurrent assets                               7,349                 5,989
     Property and equipment, net                    48,068                37,776
     Advances from customers                       (84,396)              (87,777)
     Other current liabilities                    (168,769)             (208,100)
- - --------------------------------------------------------------------------------
     Net assets                                   $ 73,384              $106,420
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
     CORPORATION'S INVESTMENT IN
     CONSTRUCTION JOINT VENTURES                   $56,329              $83,116
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
     RESULTS OF OPERATIONS                    (Unaudited)             (Unaudited)
     SIX MONTHS ENDED JUNE 30,                   1994                     1993
- - --------------------------------------------------------------------------------
     Combined joint ventures, net
     Revenue                                    $584,623              $327,636
     Cost of revenue                            (590,033)             (307,350)
- - --------------------------------------------------------------------------------
     Operating income (loss)                   $  (5,410)             $ 20,286
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
     Corporation's share, net
     Revenue                                    $169,938              $166,116
     Cost of revenue                            (179,154)             (154,880)
- - --------------------------------------------------------------------------------
     Operating income (loss)                   $  (9,216)             $ 11,236
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The Corporation recognized a net operating loss greater than the net operating loss of the combined joint ventures for the six months ended June 30, 1994 because its proportionate share(s) of joint ventures reporting operating losses was greater than its proportionate share(s) of joint ventures reporting operating income.

7.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The following table presents summarized financial information of the unconsolidated affiliates at June 30, 1994 and December 31, 1993 and for the six months ended June 30, 1994 and 1993, on a combined 100 percent basis. The Corporation accounts for investments in 50% or less owned companies by the equity method. Amounts presented include the accounts of the following individually significant investees: MK Gold Company (46.5%); Straight Crossing Development, Inc. (36%); AmerBank (30.2%); Westmoreland Resources, Inc. (24%); and MIBRAG (33%). Results of operations presented for the six months ended June 30, 1993 and 1994 include the accounts of Texas TGV Corporation. On June 30, 1994, the Corporation wrote-off its investment in Texas TGV Corporation. MK Gold holds interests in two producing gold mining projects in California and provides contract mining services. AmerBank (a joint stock company) is a licensed bank operating in Poland. The $6,059 stock investment in AmerBank is classified as a short-term investment in the accompanying balance sheet reflecting the Corporation's intent to sell its interest therein. Westmoreland Resources, Inc. is a mining company that operates a surface coal mine in Montana. See Notes 2, 3 and 4.

                                             (Unaudited)             (Audited)
FINANCIAL POSITION AT                       JUNE 30, 1994        DECEMBER 31, 1993
- - --------------------------------------------------------------------------------
Current assets                                   $418,817           $  91,775
Non-current assets                                360,798             125,762
Long-term debt                                    (94,322)            (22,401)
Current liabilities                              (133,870)            (46,168)
Non-current liabilities                          (417,207)            (17,058)
- - --------------------------------------------------------------------------------
Net assets                                       $134,216            $131,910
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
CORPORATION'S INVESTMENT IN                       $56,249             $62,649
UNCONSOLIDATED AFFILIATES
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
RESULTS OF OPERATIONS                          (Unaudited)            (Unaudited)
SIX MONTHS ENDED JUNE 30,                          1994                  1993
- - --------------------------------------------------------------------------------
Revenue                                          $335,540            $117,788
Operating income (loss)                            20,499              (1,537)
Net income (loss)                                  17,504              (5,221)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
CORPORATION'S EQUITY IN NET INCOME
(LOSS) OF UNCONSOLIDATED AFFILIATES                $4,887             $(4,290)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


     The Corporation recognized a loss from its investee's operations in the first half of 1993 primarily because of the net loss of Joy MK Projects Company, then a 50% owned unconsolidated affiliate. Joy MK Projects Company became a wholly-owned subsidiary in April 1993.

     The Corporation's investment in MK Gold at June 30, 1994 was $31,600. The aggregate market value of MK Gold's common stock held by the Corporation at June 30, 1994 was $42,750.

8.   OTHER INCOME (EXPENSE), NET

     Other income and expense items for the three and six month periods ended June 30, 1994 and 1993 are as follows:



                                         (Unaudited)                     (Unaudited)
                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                         JUNE 30,                           JUNE 30,

                                       1994        1993                1994        1993
- - ------------------------------------------------------------------------------------------
 Interest and dividends              $   509     $3,807              $2,330     $ 9,315
 Gains (losses) on sales of             (165)     2,686               1,399       7,251
  marketable securities, net
 Gains (losses) on sales of           (1,446)      (836)             (3,102)     (1,530)
  assets, net
 Underwriting income (expense) of
  insurance subsidiary, net              344       (587)              3,323      (1,340)
 Write-down of assets                 (1,000)         -              (1,000)          -
 Miscellaneous income (expense),      (1,937)     1,359              (3,521)      1,612
- - ------------------------------------------------------------------------------------------
 Other income (expense), net         $(3,695)    $6,429              $ (571)    $15,308
- - ------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------


9.   COMMITMENTS AND CONTINGENCIES

     VERTAC SITE CONTRACTORS, A JOINT VENTURE, ("VERTAC"): The Corporation has a 50% participating interest in VERTAC. VERTAC is a subcontractor under a prime contract with the Federal Environmental Protection Agency ("EPA"), to process hazardous waste at an Arkansas site. Based on information presently available, the Corporation recognized a $5,000 pre-tax charge to income in the second quarter of 1994 in connection with the write-down of its investment in VERTAC to its estimated net recoverable value. The Corporation's investment in VERTAC at December 31, 1993 and June 30, 1994 was $21,950 and $10,901, respectively. The Corporation will not recover its investment under the subcontract but anticipates, based upon information presently available, that VERTAC will receive additional contracts to incinerate hazardous waste at the Arkansas site to allow the Corporation to fully recover its investment.

     CF SYSTEMS: The Corporation acquired a processing facility and a solvent extraction processing technology in 1990 and subsequently deferred additional design and engineering costs in modifying the processing facility for commercial application. Based on information presently available, the Corporation recognized a $6,000 pre-tax charge to income in the second quarter of 1994 related to the write-down of the carrying value of the processing facility to its estimated net recoverable value. The
     Corporation is currently negotiating a   "sole source" contract with a
     state agency for remediation of contaminated soil. The contract should begin in the third quarter of 1994, be of approximately 36 months duration and will be principally funded by the EPA. The Corporation's investment in CF Systems at December 31, 1993 and June 30, 1994 was $13,896 and $8,286, respectively. The Corporation does not anticipate it will fully recover its investment under this contract but anticipates, based upon information presently available, that it will receive additional contracts to fully recover its investment.

     LETTERS OF CREDIT: The Corporation was contingently liable, in the normal course of business, for $429,458 in standby letters of credit not reflected in the accompanying financial statements at June 30, 1994 for contract performance guarantees on a number of construction, rail and transit contracts.

     DISCONTINUED OPERATIONS: At June 30, 1994, the Corporation was contingently liable for $42,000 in connection with the shipbuilding operations of National Steel and Shipbuilding Company ("NASSCO"), discontinued in 1988. In April 1989, the Corporation sold its interest in NASSCO and in June 1994, the

     Corporation renegotiated and amended the April 1989 sale agreement with NASSCO. Under the terms of the amended agreement the Corporation will provide NASSCO a $21,000 credit facility continuing for a period of 3 years after completion of a U.S. Navy contract, expected in mid 1996, and NASSCO will relinquish its right to require the Corporation to accept repayment in NASSCO preferred stock for any balance outstanding under the credit facility. At June 30, 1994, NASSCO had no balance outstanding under the Corporation's credit facility. The Corporation is contingently liable up to a maximum of $21,000 on a bank credit facility obtained by NASSCO. The balance outstanding under NASSCO's bank credit facility at June 30, 1994 was $8,500. The Corporation's credit facility is reduced by the amount of funds NASSCO borrows under its bank credit facility. In addition, the Corporation has guaranteed $21,000 of NASSCO's port facility bonds until not later than December 2002. NASSCO's floating drydock is pledged as collateral for the bonds. At June 30, 1994, the Corporation was contingently liable for $30,980 in connection with commercial real estate operations discontinued in 1987. Certain real estate assets collateralize the bank debt. The Corporation is of the opinion, based upon informatin presently available, that no payments will be required and no losses will be incurred under such contingencies.

     AFFILIATE GUARANTEES: At June 30, 1994, the Corporation was contingently liable for $26,000, (i) $20,000 borrowed by MK Gold under it's bank credit facility and (ii) $6,000 borrowed by data-Cache and Beacon Light under their bank credit facilities. Data-Cache is a development stage computer software company and Beacon Light is a manufacturer and marketer of lighting enhancement products. The Corporation has participating interests in data-Cache and Beacon Light.

     OTHER GUARANTEES: At June 30, 1994, the Corporation has also guaranteed $4,523 of obligations of third parties under borrowing arrangements. Where possible, the Corporation has obtained security interests and guarantees by the principals.

     LOAN AGREEMENT COVENANTS: At June 30, 1994, the Corporation was not in technical compliance with all of the financial covenants imposed by its lenders under its loan arrangements. By August 12, 1994 the Corporation had received from its lenders appropriate waivers and amendments to its loan agreements. The Corporation is currently in compliance with the financial covenants of its loan agreements.

10.  SUBSEQUENT EVENT - LEGAL PROCEEDINGS

     On July 28, 1994, the Corporation and several of its officers were named as defendants in a complaint filed in federal district court in Idaho by a stockholder who claims to represent a class of stockholders that purchased shares of the Corporation's common stock between October 15, 1993 and July 19, 1994. The complaint is based on provisions of securities laws and seeks equitable relief and unspecified damages for losses allegedly resulting from improper disclosure.

     Although the securities litigation is in a preliminary stage and the Corporation has not had an opportunity to study the complaint in detail, it intends to contest it vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue and operating income of the engineering and construction segment decreased for the three and six month periods of 1994 compared to the same periods of 1993. Excluding the effects of the provisions for write-down of assets and anticipated losses on uncompleted contracts, operating income of the engineering and construction segment for the three and six month periods of 1994 decreased $5.1 million and $10.4 million, respectively, from the same periods of 1994. This decline was principally due to the execution and completion of profitable contracts during the first half of 1993, contrasted with delays in anticipated contract awards and start-up of major new infrastructure contracts during the same 1994 period. In addition, operating income for the three and six month periods of 1994 was adversely impacted by provisions for write-downs of assets and anticipated losses on uncompleted contracts. Based on information presently available, the Corporation recognized a $17.6 million pre-tax charge to income in the second quarter of 1994 consisting of an $11.0 million write-down of its investments in two waste disposal projects to their estimated net recoverable values, a $4.3 million write-down of the carrying values of certain surplus tunnel boring equipment to their estimated net realizable values and a $2.3 million provision for an anticipated loss on an uncompleted contract. See
Note 9 of Notes to Consolidated Financial Statements.

Revenue and operating income of the Rail Systems segment decreased for the three and six month periods of 1994, compared to the same periods of 1993. In the second quarter of 1994, estimated costs and earnings at completion on four transit division contracts were revised, resulting in the provision of $59.4 million for anticipated losses on the uncompleted contracts. The losses were due principally to (i) delays in testing and delivery of new transit cars under contract with the Metro North Commuter Railroad (MTA), which resulted in higher direct labor, manufacturing overhead and estimated costs for liquidated damages and (ii) for the other three contracts which are in early stages of production, higher than expected labor and overhead costs during the start-up of production activities at the Corporation's two new manufacturing facilities as well as anticipated overruns for labor and overhead due to delivery schedule delays.

General and administrative expenses for the three and six month periods of 1994, decreased $1.4 million and $.7 million, respectively from the same periods of 1993 due principally to the allocation of certain costs and expenses previously retained at the corporate level to the operating segments.

The Corporation's majority-owned subsidiary MK Rail Corporation incurred research and development costs of $1.0 million in the second quarter of 1994, related to MK Rail's program to develop two new railroad locomotives. In addition, $.8 million of costs for research and development of new products and processes relating to the rail systems industry were expensed in the second quarter.

 Interest expense for the three and six month periods ended June 30, 1994, increased $2.0 million and $3.2 million, respectively from the same periods of 1993. The increase reflects the rise in both short and long-term debt outstanding from $47.0 million at December 31, 1993, to $183.0 million at June 30, 1994, including $4.7 million assumed debt of Touchstone, acquired January 31, 1994.

Other income for the three and six month periods ended June 30, 1994, decreased from $6.4 million income to $3.7 million loss, and $15.3 million income to $.6 million loss, respectively. The declines are due to (i) the absence of non-operating investment earnings (interest and dividends) and (ii) incurred losses on asset sales and asset write-downs. See Note 8 of Notes to Consolidated Financial Statements.

The Corporation's share of investee income increased from an $.8 million loss in the second quarter of 1993 to $4.8 million income in the same 1994 period. The increase was primarily due to the recognition by the Corporation of its $5.6 million share of equity in the net income of MIBRAG. The $5.6 million represents the Corporation's share of MIBRAG's net income for the full six month period ended June 30, 1994. The $3.5 million loss in the first quarter of 1993 was due primarily to the recognition by the Corporation of its share of the net loss of Joy MK Projects Company, then a 50% owned unconsolidated affiliate. Joy MK Projects Company has been a wholly-owned subsidiary since April 1993. See Notes 4 and 7 of Notes to Consolidated Financial Statements.

In May 1994, MK Rail completed an IPO of 6,000,000 shares of its common stock. The Corporation recognized a $24.0 million pre-tax gain because MK Rail's public offering price per share exceeded the Corporation's carrying value per share.
In January 1994, 1,350,000 shares of MK Gold's common stock were sold under an option granted by MK Gold to its IPO underwriters to cover over-allotments. The Corporation recognized a $1.3 million pre-tax gain because MK Gold's public offering price per share exceeded the Corporation's carrying value per share. See Note 2 of Notes to Consolidated Financial Statements.

The net loss on disposition of investments in unconsolidated affiliates consists of a $13.8 million charge to income in the second quarter of 1994 related to the write-off of the Corporation's investment in Texas TGV and a $4.9 gain in the first quarter of 1994 on the sale of a portion of its stock holdings in SCDI. See Note 3 of Notes to Consolidated Financial Statements.

Income taxes provided in the first half of 1994 and 1993 were based upon estimated annual effective tax rates of 40.0% and 42%, respectively. The 42% effective rate in the first half of 1993 was higher than the Corporation's blended statutory tax rate of 40.85% due in large part to the recognition of taxes on foreign-source income. The 40.0% effective rate in the first half of 1994 was slightly lower than the blended statutory rate because of anticipated utilization of foreign tax credits to offset U.S. income taxes.

FINANCIAL CONDITION

Liquidity and capital resources
(thousands of dollars)
                                              June 30,
                                       --------------------
                                         1994        1993
                                       --------    --------
CASH AND CASH EQUIVALENTS:
 Beginning of period                  $  91,879   $134,011
 End of period                          135,868     91,381
 Total debt                             183,050     47,924


                                          Six Months Ended
                                               June 30,
                                       ------------------
                                         1994      1993
                                       --------  --------
NET CASH PROVIDED (USED) BY:
   Operating activities              $(130,197)   $(52,912)
   Investing activities                (26,829)    (13,164)
   Financing activities                201,015      23,446


Total capitalization at June 30, 1994 was $569.5 million, composed of $183.0 million debt and $386.5 million equity compared to total capitalization at December 31, 1993 of $454.0 million, composed of $47.0 million debt and $407.0 equity.

Net cash used for operating activities in the first half of 1994 was primarily due to increases in rail systems segment inventories, trade receivables and unbilled receivables. Net cash used for operating activities in the first half of 1993, was the result of increases in trade receivables, unbilled receivables and a significant increase in rail system's transit division inventories.

Net cash used for investing activities in the first half of 1994 included acquisitions of property and equipment, the acquisition of certain Touchstone intangible assets and other non-current assets. Net cash used for investing activities in the first half of 1993 included purchases of capital assets, marketable securities and other non-current assets offset by cash generated from the sales of short-term investments and fixed assets.

Net cash provided by financing activities in the first half of 1994 included $133.7 million borrowings of short and long-term debt, $88.4 million net proceeds from MK Rail's IPO, partially offset by the payment of $19.2 million dividends. Financing activities in the first half of 1993 included $45.4 million borrowings of short term debt, the $3.7 million repayment of assumed short-term debt of previously acquired businesses and the payment of $18.3 million dividends. During the last quarter of 1993 and especially the first half of 1994, the Corporation borrowed, net of repayments, $22.1 million and $131.4 million, respectively on a short-term basis to finance working capital needs. The Corporation and its consolidated subsidiaries expect that they will continue to borrow short-term to finance working capital requirements, absent sufficient funds generated from operations and from customer advances and cash on hand. At June 30, 1994, the Corporation was not in technical compliance with all of the financial covenants imposed by its lenders under its loan arrangements. By August 12, 1994 the Corporation had received from its lenders appropriate waivers and amendments to its loan agreements. The Corporation is currently in compliance with the financial covenants of its loan agreements.
The Corporation believes that its balance of cash, cash equivalents and short-term investments, and existing short-term and potential long-term borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future.

The Corporation and its subsidiaries had available from domestic and foreign banks $209.3 million of committed unsecured credit lines of which approximately $175.9 million was unused at June 30, 1994.

PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

 On July 28, 1994, a complaint in an action entitled Garbulinski v. Morrison Knudsen Corporation was filed in the United States District Court in the district of Idaho. The Corporation, its chairman and certain other of its officers are named as defendants in the action. The complaint seeks unspecified damages and other relief under the federal securities laws based on allegations that the Corporation made misleading disclosures regarding its transit business. The complaint seeks relief on behalf of a purported class of persons and entities who acquired the Corporation's common stock between October 15, 1993 and July 19, 1994. The Corporation has not had an opportunity to study the complaint in detail and it has referred the complaint to its outside legal counsel for review. The Corporation intends to defend vigorously against the charges.

 ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

 (a) The annual meeting of stockholders of Morrison Knudsen Corporation was held May 12, 1994 at the Four Seasons Hotel, Chicago, Illinois.

 (b) The Board of Directors of the Corporation solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees listed in the Corporation's proxy statement and all of such nominees were elected to the directorships indicated in the proxy statement pursuant to the vote of stockholders. Stockholders of record on March 18, 1994 were entitled to vote 33,022,099 shares of the Corporation's common stock.

      (1)    Nominees for terms of office to continue until 1997.


                                                For         Withheld

             William J. Agee                 27,647,171     692,008
             Zbigniew Brzezinski             27,722,415     616,764
             Peter S. Lynch                  27,763,588     575,591
             Gerard R. Roche                 27,758,030     581,149

             Directors whose terms of office continue after the meeting:

             John Arrillaga                  Robert A. McCabe
             Lindsay E. Fox                  John W. Rogers, Jr.
             Christopher B. Hemmeter         Peter V. Ueberroth
             Irene C. Peden


      (2) Approval of the Morrison Knudsen Corporation Chief Executive Officer Incentive Plan.

             For                             24,733,826
             Against                          2,668,445
             Abstained                          937,912

      (3)    Approval of the Morrison Knudsen Corporation Stock Compensation
             Plan

             For                             19,894,213
             Against                          7,519,653
             Abstained                          926,352

      (4) Ratification of the selection of Deloitte & Touche as independent auditors of the Corporation for the fiscal year ending December 31, 1994.

             For ratification                27,846,828
             Against                            292,609
             Abstained                          200,376


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             FILED IN PART I

             None

             FILED IN PART II

             THE PART II EXHIBITS ARE LISTED IN THE EXHIBIT INDEX CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT

      (b)    Reports on Form 8-K

             The Registrant filed current reports on Form 8-K to report (i) the initial public offering on April 26, 1994 of 6,000,000 shares of MK Rail Corporation, then a wholly-owned subsidiary of the Registrant, at an offering price of $16.00 a share, and (ii) the election of William P. Clark on May 13, 1994 as a director of the Registrant.


All other items required under Part II are omitted because they are not applicable.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MORRISON KNUDSEN CORPORATION


                              /S/ M.E. Howland
                             ---------------------------------------------------
                              Vice President and Controller and Principal
                              Accounting Officer, in his respective capacities as such

Date:  August 15, 1994

                          MORRISON KNUDSEN CORPORATION

                                  EXHIBIT INDEX




EXHIBIT
NUMBER                              EXHIBITS
- - -------                             --------

10.1 Form of registrant's Indemnification Agreement (filed as Exhibit B to Proxy Statement dated March 23, 1987, and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.2 Form of registrant's Supplemental Retirement Benefit Agreement (filed as Exhibit 10.6 to Form 10-K Annual Report for year ended December 31, 1988 and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.3 Form of registrant's Employment Agreement (filed as Exhibit 10.2 to Form 10-Q Quarterly Report for quarter ended June 30, 1993 and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.4         Transfer Agreement between the registrant and MK Rail Corporation.

10.5 Environmental Liability Transfer Agreement between the registrant and MK Rail Corporation.

10.6         Tax Matters Agreement between the registrant and MK Rail
             Corporation.

10.7 Employee Transfer and Benefits Agreement between the registrant and MK Rail Corporation.