Form 10-Q
period 1994-09-30
MORRISON KNUDSEN CORP
filed 1994-11-14
CIK 763739

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                                QUARTERLY REPORT


      Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                             For the Quarter Ended

                              SEPTEMBER 30, 1994

                         Commission File Number 1-8889


          (LOGO)         MORRISON KNUDSEN CORPORATION


                            A Delaware Corporation

                 IRS Employer Identification No. 82-0393735

                 MORRISON KNUDSEN PLAZA, BOISE, IDAHO  83729

                                 208/386-5000


The registrant's common stock is registered on the New York and Pacific Stock Exchanges.

- -------------------------------------------------------------------------------

At September 30, 1994, 33,061,205 shares of the registrant's common stock were outstanding (excluding 506,105 shares held in treasury and including 322,232 unallocated shares of common stock in the Employee Stock Ownership Plan Trust, accounted for as treasury stock).

- -------------------------------------------------------------------------------

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

- -------------------------------------------------------------------------------

                        MORRISON KNUDSEN CORPORATION
                      QUARTERLY REPORT FORM 10-Q FOR THE
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994


                              TABLE OF CONTENTS

                       PART I.  FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                               PAGE

             Statements of Operations for the Three and Nine Months
               Ended September 30, 1994  and 1993                          I-1

             Balance Sheets at September 30, 1994 and
               December 31, 1993                                         I-2-3

             Condensed Statements of Cash Flows for the
               Nine Months Ended September 30, 1994 and 1993               I-4

             Notes to Financial Statements                              I-5-10

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                 I-11-14


                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               II-1

Item 6.   Exhibits and Reports on Form 8-K                                II-1

          Signatures                                                      II-1


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 (UNAUDITED) (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)



                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                                 1994      1993        1994       1993
                               -------------------  ----------------------
Revenue
Engineering and construction      $598,720   $635,971  $1,553,911  $1,661,884

Rail systems                       136,762     97,869     314,316     287,543
- -----------------------------------------------------------------------------
Total revenue                     $735,482   $733,840  $1,868,227  $1,949,427
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
Operating income (loss)

Engineering and construction       $10,147     $14,466    $11,907     $44,257

Rail systems                        (8,640)      7,030    (61,057)     12,958
- -----------------------------------------------------------------------------
Total operating income (loss)        1,507      21,496    (49,150)     57,215

General and administrative expenses (6,520)     (7,909)   (23,494)    (25,565)

Research and development expenses   (2,085)         --     (3,912)        --

Interest expense                    (2,673)     (1,035)    (6,467)     (1,646)

Other income (expense), net            606       5,414         35      20,722

Equity in net income (loss) of
unconsolidated affiliates            2,448      (1,943)     7,335      (6,233)

Gains on subsidiaries sales of stock    --          --     25,284         --

Gain (loss) on disposition of
investments in unconsolidated
affiliates, net                         --          --     (8,951)        --
- -----------------------------------------------------------------------------
Income (loss) before income taxes
and minority interests              (6,717)     16,023    (59,320)     44,493

Income tax (expense) benefit         2,680      (6,663)    23,728     (18,714)

Minority interests in net (income)
loss of subsidiaries                   836        (110)     1,577        (439)
- -----------------------------------------------------------------------------
Net income (loss)                  $(3,201)     $9,250   $(34,015)    $25,340
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
Weighted average number of
common shares outstanding       32,642,800  31,278,400 32,457,600  30,958,900
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
Earnings (loss) per common share     $(.10)       $.30     $(1.05)       $.82
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
Dividends per share                   $.20        $.20       $.60        $.60
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 1994 (UNAUDITED) AND DECEMBER 31, 1993 (AUDITED)
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


ASSETS                                         1994         1993
- ------------------------------------------------------------------
CURRENT ASSETS

Cash and cash equivalents                   $ 81,455     $ 91,879
Short-term investments, at cost that
approximates market                            5,646           --

Accounts receivable including retentions
 of $54,867 and $62,800                      274,039      231,021

Refundable federal income taxes               28,852       21,096

Inventories                                  220,118      133,350

Costs and earnings in excess of billings
 on uncompleted contracts                    224,403      185,221

Investments in construction joint ventures    57,995       83,116

Deferred income taxes                         15,048       25,019

Other                                         18,915       22,519
- ------------------------------------------------------------------
Total current assets                         926,471      793,221
- ------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS

Marketable securities, at cost, market
 $22,064 and $53,180                          22,404       51,143

Investments in unconsolidated affiliates      66,312       62,649

Goodwill and other intangibles, net           50,944       36,284

Other investments and assets                  79,253       68,984
- ------------------------------------------------------------------
Total investments and other assets           218,913      219,060
- ------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST

Land and mineral rights                       21,247       21,131

Buildings and improvements                   167,712      153,252

Machinery and equipment                       75,194       67,187

Construction equipment                       205,660      226,221
- ------------------------------------------------------------------
Total property and equipment                 469,813      467,791

LESS ACCUMULATED DEPRECIATION               (262,038)    (254,122)
- ------------------------------------------------------------------
Property and equipment, net                  207,775      213,669
- ------------------------------------------------------------------
TOTAL ASSETS                              $1,353,159   $1,225,950
- ------------------------------------------------------------------
- ------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY              1994         1993
- --------------------------------------------------------------------
CURRENT LIABILITIES
Short-term and current portion of long-term
 debt                                           $212,729    $ 37,238

Accounts payable including retentions of
 $33,362 and $45,951                             300,993     293,746

Accrued salaries, wages and benefits              64,502      46,507

Other accrued expenses                            48,820      53,372
Billings in excess of costs and earnings on
 uncompleted contracts                           103,052     104,460

Advances from customers                           96,255     147,788

Dividends payable                                     --       6,423
- --------------------------------------------------------------------
Total current liabilities                         826,351    689,534
- --------------------------------------------------------------------
NON-CURRENT LIABILITIES

Deferred income taxes                              15,788     24,189

Deferred compensation and income                   30,739     13,671

Accrued workers' compensation                       7,231     46,597

Accrued postretirement benefit obligation          25,363     26,506

Debt due after one year                             5,131      9,768
- --------------------------------------------------------------------
Total non-current liabilities                      84,252    120,731
- --------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES  (Note 6)
- --------------------------------------------------------------------
MINORITY INTERESTS IN SUBSIDIARIES                 63,360      8,718
- --------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Preferred stock, par value $.10, authorized
10,000,000 shares, none Common stock, par
value $1.67, authorized 100,000,000 shares,
issued 33,567,310 and 32,698,179 shares          55,924       54,494

Capital in excess of par value                   274,133     252,250

Retained earnings                                74,134      127,466

Treasury stock, 828,337 and 1,080,184 shares,
 at cost                                        (14,731)     (19,435)
Deferred compensation for restricted stock
 awards                                          (7,264)      (5,837)

Cumulative translation adjustments               (3,000)      (1,971)
- --------------------------------------------------------------------
Total stockholders' equity                      379,196      406,967
- --------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,353,159   $1,225,950
- --------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1994, AND 1993 (UNAUDITED)
(THOUSANDS OF DOLLARS)


                                                  1994          1993
- ----------------------------------------------------------------------------

OPERATING ACTIVITIES

Net cash provided (used) by operating
 activities                                     $(173,724)   $(51,394)
- ----------------------------------------------------------------------------
INVESTING ACTIVITIES

Short-term investments                                507      31,517

Property and equipment acquisitions               (46,288)    (31,506)

Property and equipment disposals                   17,265      10,387

Investments in unconsolidated affiliates and
 other non-curent investments                     (33,596)     (9,071)

Purchase of business assets                        (3,900)         --
- ----------------------------------------------------------------------------
Net cash provided (used) by investing activities  (66,012)      1,327
- ----------------------------------------------------------------------------
FINANCING ACTIVITIES

Net borrowings of short-term debt                 175,441       6,668

Borrowings of long-term debt                       10,853      20,037

Payments of long-term debt                        (20,115)     (3,853)

Proceeds from subsidiary sale of stock             88,365          --

Proceeds from stock issued                            509         369

Dividends paid                                    (25,741)    (24,445)
- ----------------------------------------------------------------------------
Net cash provided (used) by financing activities  229,312      (1,224)
- ----------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents  (10,424)    (51,291)

Cash and cash equivalents at beginning of period   91,879     134,011
- ----------------------------------------------------------------------------
Cash and cash equivalents at end of period       $ 81,455    $ 82,720
- ----------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION

Interest paid                                    $  6,762    $  2,154

Income taxes paid (refunded), net                 (17,541)    (13,824)

Acquisition of business for stock:
  Property and equipment and other assets           9,128          --
  Goodwill and other intangibles                   19,215          --
  Long-term debt                                   (4,675)         --
  Other liabilities assumed                        (4,005)         --
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

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

The unaudited consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and cash flows for the interim periods. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.


2.  INVENTORIES

Inventories at September 30, 1994 and December 31, 1993 are summarized below. The December 31, 1993 amounts were derived from the audited financial statements of the Corporation.


                                     (Unaudited)
                                     SEPTEMBER 30,      DECEMBER 31,
                                         1994               1993
- ---------------------------------------------------------------------
Finished goods                         $  23,177         $   4,267

Work in progress                         360,942           240,097

Raw materials                            185,353           120,481
- ---------------------------------------------------------------------
Total inventories                        569,472           364,845

Payments on account of work
 in progress                            (349,354)         (231,495)
- ---------------------------------------------------------------------
Net inventories                         $220,118          $133,350
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------

Approximately $33,640 and $34,540 of total inventories at September 30, 1994 and December 31, 1993, respectively, were valued on the LIFO cost method, and the excess current replacement cost of these inventories over the stated LIFO value was $2,919 and $2,924, respectively.

3. CONSTRUCTION JOINT VENTURES

The Corporation has entered into a number of partnership arrangements commonly referred to as "joint ventures". Generally, each construction joint venture is formed to accomplish a specific project and is dissolved upon completion of the project. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability between periods of the following summary financial statements may not be meaningful. Summary combined joint venture financial information at September 30, 1994 and December 31, 1993 and for the nine months ended September 30, 1994 and 1993 follows. The December 31, 1993 amounts were derived from the audited financial statements of the Corporation.


                                    (UNAUDITED)
                                   SEPTEMBER 30,       DECEMBER 31,
FINANCIAL POSITION AT                   1994               1993
- --------------------------------------------------------------------
Cash and cash equivalents              $133,419        $161,084

Other current assets                    166,383         197,448

Noncurrent assets                        18,451           5,989

Property and equipment, net              42,349          37,776

Advances from customers                 (87,674)        (87,777)

Other current liabilities              (207,264)       (208,100)
- --------------------------------------------------------------------
Net assets                            $  65,664        $106,420
- --------------------------------------------------------------------
- --------------------------------------------------------------------
CORPORATION'S INVESTMENT IN
CONSTRUCTION JOINT VENTURES             $57,995         $83,116
- --------------------------------------------------------------------
- --------------------------------------------------------------------


RESULTS OF OPERATIONS                     (UNAUDITED)    (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,               1994           1993
- --------------------------------------------------------------------
COMBINED JOINT VENTURES, NET

Revenue                                   $917,722       $728,545

Cost of revenue                           (906,659)      (697,967)
- --------------------------------------------------------------------
Operating income                           $11,063       $ 30,578
- --------------------------------------------------------------------
- --------------------------------------------------------------------
CORPORATION'S SHARE, NET

Revenue                                   $260,071       $328,016

Cost of revenue                           (259,347)      (310,277)
- --------------------------------------------------------------------
Operating income                           $   724       $ 17,739
- --------------------------------------------------------------------
- --------------------------------------------------------------------

4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The following table presents summarized financial information of the unconsolidated affiliates at September 30, 1994 and December
31, 1993 and for the nine months ended September 30, 1994 and 1993, on a combined 100 percent basis. The December 31, 1993 amounts were derived from the audited financial statements of the Corporation. The Corporation accounts for investments in 50% or less owned companies by the equity method. Amounts presented include the accounts of the following individually significant investees and the Corporation's interest therein is shown parenthetically, MK Gold Company ("MK Gold") (46.5% at September
30, 1994 and 50% at December 31, 1993); Straight Crossing
Development, Inc. ("SCDI") (36% at September 30, 1994 and 45% at
December 31, 1993); AmerBank (29.5% at September 30, 1994 and 31.1% at December 31, 1993); Westmoreland Resources, Inc. (24%); and
Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG") (33%). The summary financial position presented at September 30, 1994 and December 31, 1993 and the summary results of operations for the nine months ended September 30, 1994 and 1993 include the accounts of Texas TGV Corporation ("Texas TGV") until the write-off of the Corporation's investment therein in June 1994. Texas TGV was awarded a franchise in May 1991, to finance, construct and operate a high speed rail system in Texas. Because Texas TGV failed to provide equity financing by December 31, 1993 as required under the franchise agreement, and since its efforts to extend the deadline or to negotiate amendments to the franchise agreement were unsuccessful, the Corporation abandoned the project and wrote-off its $13,828 investment in June 1994. The $13,828 loss on disposition of the Corporation's investment in Texas TGV is not reflected in the summary financial information shown below, but is reflected in the consolidated statements of operations as a separate item.


                                         (Unaudited)
FINANCIAL POSITION AT                   SEPTEMBER 30,   DECEMBER 31,
                                              1994         1993
- ---------------------------------------------------------------------
Current assets                             $415,732     $  91,775

Non-current assets                          385,987       125,762

Long-term debt                              (97,218)      (22,401)

Current liabilities                        (100,076)      (46,168)

Non-current liabilities                    (431,196)      (17,058)
- ---------------------------------------------------------------------
Net assets                                 $173,229      $131,910
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------
CORPORATION'S INVESTMENTS IN
UNCONSOLIDATED AFFILIATES                   $66,312       $62,649
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------
RESULTS OF OPERATIONS                    (Unaudited)   (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30,              1994         1993
- ---------------------------------------------------------------------
Revenue                                    $436,651      $150,967

Operating income (loss)                      29,068        (4,860)

Net income (loss)                            27,255        (8,434)
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------
CORPORATION'S EQUITY IN NET INCOME
(LOSS) OF UNCONSOLIDATED AFFILIATES          $7,335       $(6,233)
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------

MK Gold holds interests in two producing gold mining projects in California and provides contract mining services. SCDI has a development agreement with the government of Canada to design, construct and operate for 35 years, an 8.4 mile-long toll bridge linking the Canadian provinces of New Brunswick and Prince Edward Island. AmerBank, a joint stock company, is a licensed bank operating in Poland. Westmoreland Resources, Inc. is a mining company that operates a surface coal mine in Montana. MIBRAG is a private company formed by the German government to own and operate lignite coal mines, power and process plants in Germany. Effective January 1, 1994, the Corporation and its partners acquired majority ownership of MIBRAG from the German government. The Corporation, in addition to holding a 33% participating interest in MIBRAG, has an agreement to provide mine planning, engineering and related services to MIBRAG.

The Corporation recognized a net loss from its investee's operations in 1993 primarily because of the $4.6 million combined net losses of Joy MK Projects Company, then a 50% owned unconsolidated affiliate and McConnell Dowell Corporation Limited, then a 48.9% owned unconsolidated affiliate. Joy MK Projects Company became a wholly-owned subsidiary in April 1993 and McConnell Dowell Corporation Limited became a majority-owned consolidated subsidiary in June 1993.

The Corporation's investment in MK Gold at September 30, 1994 was
$31,800. The aggregate market value of the 9,000,000 shares of common stock of MK Gold held by the Corporation at September 30, 1994 was $43,875.

The Corporation's investment in AmerBank at September 30, 1994 was $5,646 and is classified as a short-term investment in the accompanying balance sheet reflecting the Corporation's intent to sell its interest therein. The aggregate market value of the 796,400 shares of common stock of AmerBank held by the Corporation at September 30, 1994 was $5,800.

The Corporation received dividends of $420 from its investees during the nine months ended September 30, 1994. No dividends were received during the nine months ended September 30, 1993.

5. OTHER INCOME (EXPENSE), NET

Other income and expense items for the three and nine month periods ended September 30, 1994 and 1993 are as follows:

                                (Unaudited)               (Unaudited)
                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                SEPTEMBER 30,            SEPTEMBER 30,
                                 1994     1993          1994      1993
- -------------------------------------------------------------------------------
Interest and dividends           $1,012   $2,171      $3,342     $11,486

Net gains on sales of
 marketable securities              257    4,177       1,656      11,428

Net losses on disposals and
 write-downs of assets           (1,347)    (759)     (6,932)     (2,289)

Underwriting income (expense) of
 insurance subsidiary, net          630     (140)      3,953      (1,480)


Miscellaneous income (expense),
net                                  54      (35)     (1,984)      1,577
- -------------------------------------------------------------------------------
Other income (expense), net      $  606   $5,414     $    35     $20,722
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

6. COMMITMENTS AND CONTINGENCIES

VERTAC SITE CONTRACTORS, A JOINT VENTURE, ("VERTAC"): The Corporation has a 50% participating interest in VERTAC. VERTAC is a subcontractor under a prime contract awarded to URS Consultants, Inc. by the U.S. Environmental Protection Agency ("EPA"), to process hazardous waste at an Arkansas site. Based on information available, the Corporation recognized a $5,000 pre-tax charge to income in the second quarter of 1994 in connection with the write-down of its investment in VERTAC to its estimated net recoverable value. The Corporation's investment in VERTAC at September 30, 1994 and December 31, 1993 was $8,342 and $21,950, respectively. The Corporation will not recover its investment under the existing contracts but anticipates, based upon information presently available, that the Corporation will fully recover its investment.

CF SYSTEMS: The Corporation acquired a processing facility and a solvent extraction processing technology in 1990 and subsequently deferred additional design and engineering costs in modifying the processing facility for commercial application. The corporation recognized a $6,000 pre-tax charge to income in the second quarter of 1994 related to the write-down of the carrying value of the processing facility to its estimated net recoverable value. The Corporation's investment in CF Systems at September 30, 1994 and December 31, 1993 was $10,643 and $13,896, respectively. The Corporation is currently negotiating a "sole source" contract for remediation of contaminated soil. The contract is expected to begin early in 1995, and will be of approximately 36 months duration. The contract will be awarded by the State of Texas and will be principally funded by the U.S. Environmental Protection Agency.

LEGAL PROCEEDINGS:  Between July 28, and August 23, 1994, the
Corporation and several of its officers were named as defendants in three separate complaints filed in the United States District
Court for the District of Idaho by certain stockholders who claim to represent a class of stockholders that purchased shares of the Corporation's common stock between October 15, 1993 and July 19,
1994. The complaints are based on provisions of federal securities laws and seek equitable relief and unspecified damages for losses allegedly resulting from improper disclosure. On
October 17, 1994, the United States District Court for the
District of Idaho entered an order which provided for the filing of one consolidated complaint on behalf of named plaintiffs in all three actions. Although the securities litigation is in a preliminary stage and the outcome cannot be predicted with certainty, the corporation believes that the securities litigation lacks merit and intends to contest it vigorously.

LETTERS OF CREDIT: The Corporation was contingently liable, in the normal course of business, for $424,359 in standby letters of credit not reflected in the accompanying financial statements at September 30, 1994 for contract performance guarantees on a number of construction, rail and transit contracts.

DISCONTINUED OPERATIONS: At September 30, 1994, the Corporation was contingently liable for $43,952 in connection with the shipbuilding operations of National Steel and Shipbuilding Company ("NASSCO"), discontinued in 1988. In April 1989, the Corporation sold its interest in NASSCO and in June 1994, the Corporation renegotiated and amended the April 1989 sale agreement with NASSCO. Under the terms of the amended agreement the Corporation will provide NASSCO a $21,000 credit facility continuing for a period of 3 years after completion of a U.S. Navy contract, expected in mid 1996, and NASSCO will relinquish its right to require the Corporation to accept repayment in NASSCO preferred stock for any balance outstanding under the credit facility. At September 30, 1994, NASSCO had no balance outstanding under the Corporation's credit facility.

The Corporation is contingently liable up to a maximum of $21,000 on a bank credit facility obtained by NASSCO. The balance outstanding under NASSCO's bank credit facility at September 30, 1994 was $21,000. The Corporation's credit facility is reduced by the amount of funds NASSCO borrows under its bank credit facility. The Corporation has guaranteed $21,000 of NASSCO's port facility bonds until not later than December 2002. NASSCO's floating drydock is pledged as collateral for the bonds. In addition, the Corporation has guaranteed $1,952 of NASSCO's federal workers' compensation bonds.

At September 30, 1994, the Corporation was contingently liable for $30,980 in connection with commercial real estate operations discontinued in 1987. Certain real estate assets collateralize the bank debt.

The Corporation is of the opinion, based upon information presently available, that no payments will be required and no losses will be incurred under such contingencies for either of the discontinued operations.

AFFILIATE GUARANTEES: At September 30, 1994, the Corporation was contingently liable up to a maximum of $31,000 on its affiliates' bank credit facilities. The balances outstanding under these credit facilities at September 30, 1994 were; $20,000 for MK Gold, $3,000 for data-Cache and $7,543 for Beacon Light. Data-Cache is a development stage computer software company and Beacon Light is a manufacturer and marketer of lighting enhancement products. The Corporation has participating interests in data-Cache and Beacon Light.

OTHER GUARANTEES: At September 30, 1994, the Corporation has also guaranteed $5,055 of obligations of third parties under borrowing arrangements. Where possible, the Corporation has obtained security interests and guarantees by the principals.

7. SUBSEQUENT EVENTS

RELATED PARTY TRANSACTION: In October, 1993, the Corporation entered into a contract with a domestic railroad to remanufacture 133 locomotives for delivery in late 1994. In February, 1994, in connection with the initial public offering of 35% of the common stock of MK Rail Corporation ("MK Rail"), then a wholly-owned subsidiary of the Corporation, the Corporation assigned the contract to MK Rail and guaranteed the performance of MK Rail's obligations under the contract. To meet the delivery dates imposed by the contract, MK Rail entered into an agreement with the Corporation pursuant to which the Corporation was to remanufacture 43 of the 133 locomotives. On October 20, 1994, the
Corporation and MK Rail executed an agreement whereby the Corporation agreed to indemnify MK Rail for its estimated loss on the remaining 90 locomotives provided such loss does not exceed
$3,800. In addition, the October 1994 agreement provides, among other things, that MK Rail (i) supply all materials and component parts required for remanufacture of the Corporation's 43 locomotives, and (ii) be responsible for warranty obligations on all 133 remanufactured locomotives.
The effect of the Corporation's indemnification of MK Rail's $3,800 loss was to increase the Corporation's consolidated net loss for the three and nine month periods ended September 30, 1994 by approximately $800, representing the net after-tax amount of MK Rail's 35% minority interest share of the $3,800 loss.

LEGAL PROCEEDINGS: On October 20, 1994, the Corporation, its 65% owned subsidiary MK Rail, several of MK Rail's officers and directors, and the managing underwriters of MK Rail's initial public offering were named as defendants in two complaints filed in United States District Court for the District of Idaho by stockholders who claim to represent a class of stockholders that purchased shares of MK Rail's common stock between April 26, and September 29, 1994. The complaints are based on provisions of federal securities laws and seek equitable relief and unspecified damages for losses allegedly resulting from, among other things, improper disclosure. This litigation is currently in the very early stages; MK Rail and the Corporation intend to vigorously defend the matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

ENGINEERING AND CONSTRUCTION SEGMENT: Revenue and operating income of the engineering and construction segment decreased for the three and nine month periods of 1994 compared to the same periods of 1993. This decline was principally due to the execution and completion of profitable contracts during the first nine months of 1993, contrasted with delays in anticipated contract awards and postponements of the start-up of major new infrastructure contracts during the first nine months of 1994.

In addition, operating income for the nine months of 1994 was adversely impacted by provisions for write-downs of assets and anticipated losses on uncompleted contracts. The Corporation recognized a $17.6 million pre-tax charge to operating income in the second quarter of 1994 consisting of an $11.0 million write-down of its investments in two waste disposal projects to their estimated net recoverable values, a $4.3 million write-down of the carrying values of certain surplus tunnel boring equipment to their estimated net realizable values and a $2.3 million provision for an anticipated loss on an uncompleted contract. Excluding the effects of the $17.6 million pre-tax charge, operating income of the engineering and construction segment for the nine month period of 1994 decreased $14.7 million, from the same period of 1993.

RAIL SYSTEMS SEGMENT: Revenue of the rail systems segment increased for the three and nine month periods of 1994, compared to the same periods of 1993, however, operating income decreased for the three and nine month periods of 1994, compared to the same periods of 1993. In the third quarter of 1994, the estimated earnings at completion of a contract with a domestic railroad to remanufacture 133 locomotives for delivery in late 1994 were revised due to lower than expected labor productivity, and higher than expected material costs. The contract was originally entered into by the Corporation which assigned the contract to MK Rail and guaranteed the performance of MK Rail's obligations under the contract in connection with MK Rail's initial public offering. To meet the delivery dates imposed by the contract, MK Rail entered into an agreement with the Corporation pursuant to which the Corporation was to remanufacture 43 of the 133 locomotives. On October 20, 1994, the Corporation and MK Rail executed an agreement whereby the Corporation agreed to indemnify MK Rail for its estimated loss on the remaining 90 locomotives provided such loss does not exceed $3.8 million. As a result of the foregoing, the Corporation recognized a pre-tax charge to operating income of $9.2 million for anticipated losses on the uncompleted contract.

In addition, operating income of the rail systems segment for the nine months of 1994 was adversely affected by the pre-tax provision of $59.4 million for anticipated losses on four transit division contracts, after revision in the second quarter of 1994, of the estimated costs and earnings at completion of the contracts. The losses were due principally to (i) delays in testing and delivery of new transit cars under contract with the Metro North Commuter Railroad, which resulted in higher direct labor, manufacturing overhead and estimated costs for liquidated damages and (ii) for the three remaining contracts which were in early stages of production,higher than expected labor and overhead costs during the start-up of production activities at the Corporation's two new manufacturing facilities as well as anticipated overruns for labor and overhead due to delivery schedule delays.

General and administrative expenses for the three and nine month periods of 1994 decreased $1.4 million and $2.1 million, respectively, from the same periods of 1993. The decrease is due principally to the allocation of certain costs and expenses (previously retained at the corporate level) to the engineering and construction, and rail systems segments.

The Corporation's majority-owned subsidiary MK Rail Corporation incurred research and development costs of $1.4 million and $2.4 million in the three and nine month periods of 1994, respectively, related to MK Rail's programs to develop two new railroad locomotives. In addition, costs for research and development of new products and processes relating to the rail systems industry of $.7 million and $1.5 million were charged to income in the three and nine month periods of 1994, respectively.

Interest expense for the three and nine month periods ended September 30, 1994 increased $1.6 million and $4.8 million, respectively, from the same periods of 1993. The increase reflects the rise in both short and long-term debt outstanding from $47.0 million at December
31, 1993, to $217.9 million at September 30, 1994, at a weighted average annual cost of borrowing of 5.7%.

Other income for the three and nine month periods ended September 30, 1994, decreased $4.8 million, and $20.7 million, respectively, from the comparable periods of 1993. The declines are due to (i) the absence of non-operating investment earnings (interest, dividends and net gains on sales of marketable securities) and (ii) net losses on disposals and write-downs of assets. See Note 5 of Notes to Consolidated Financial Statements.

The Corporation's share of unconsolidated affiliates' income increased from a $1.9 million loss in the three month period ended September 30, 1993 to $2.4 million income in the comparable period of 1994. The increase is primarily due to the recognition by the Corporation of its $3.1 million share of the net income of MIBRAG, acquired effective January 1, 1994. The Corporation's share of investee income increased from a $6.2 million loss in the nine month period ended September 30, 1993 to $7.3 million income in the comparable period of 1994. The increase is due to (i) recognition of $8.7 million share of net income of MIBRAG and (ii) the absence of the adverse impact of the Corporation's share of the combined $4.6 million losses for Joy MK Projects Company and McConnell Dowell Corporation in 1993 prior to their consolidation in April and June 1993, respectively. See Note 4 of Notes to Consolidated Financial Statements.

In May 1994, MK Rail completed an IPO of 6,000,000 shares of its common stock. The Corporation recognized a $24.0 million pre-tax gain with respect to such shares, because MK Rail's public offering price per share exceeded the Corporation's carrying value per share. In January 1994, 1,350,000 shares of MK Gold's common stock were sold under an option granted by MK Gold to its IPO underwriters to cover over-allotments. The Corporation recognized a $1.3 million pre-tax gain with respect to such shares, because MK Gold's public offering price per share exceeded the Corporation's carrying value per share. See Note 4 of Notes to Consolidated Financial Statements.

The net loss on disposition of investments in unconsolidated affiliates consists of a $13.8 million charge to income in the second quarter of 1994 related to the write-off of the Corporation's investment in Texas TGV and a $4.9 gain in the first quarter of 1994 on the sale of a portion of its stock holdings in SCDI. See Note 4 of Notes to Consolidated Financial Statements.

The income tax (expense) benefit provided in the first nine months of 1994 and 1993 were based upon estimated annual effective tax rates of 40.0% and 42.1%, respectively. The 42.1% effective rate in the first nine months of 1993 was higher than the Corporation's blended statutory tax rate of 40.85% due in large part to the recognition of taxes on foreign-source income. The 40.0% effective rate in the first nine months of 1994 was slightly lower than the blended statutory rate because of anticipated utilization of foreign tax credits to offset U.S. income taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
(thousands of dollars)

                                                  1994        1993
                                                 ------      ------
Cash and cash equivalents:
 Beginning of period                            $ 91,879    $134,011
 End of period                                    81,455      82,720
Total debt, September 30,                        217,860      44,063


                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                -------------------
                                                  1994       1993
                                                 ------     ------
Net cash provided (used) by:
 Operating activities                          $(173,724)  $(51,394)
 Investing activities                            (66,012)     1,327
 Financing activities                            229,312     (1,224)

Total capitalization at September 30, 1994 was $597.1 million, composed of $217.9 million debt and $379.2 million equity compared to total capitalization at December 31, 1993 of $454.0 million, composed of $47.0 million debt and $407.0 million equity.

Net cash used for operating activities in the first nine months of 1994 of $173.7 million was primarily due to an $81.9 million increase in rail systems segment inventories ($73.4 million for MK Rail and $8.5 for the transit division), and $82.2 million of trade receivables and unbilled receivables. Net cash used for operating activities in the first nine months of 1993 of $51.4 million was the result of increases in trade receivables, unbilled receivables and a significant increase in rail system's transit division inventories.

The Corporation anticipates negative cash flow from operations to continue into 1995. The Corporation has commitments to complete a number of major transit division contracts which will require cash estimated at about $150.0 million. The Corporation anticipates funding these commitments, principally from additional borrowings.
The Corporation is currently negotiating additional credit facilities to meet these commitments. The Corporation believes that its balance of cash, cash equivalents, existing short-term credit facilities, potential additional credit facilities currently under negotiation and positive cash flow from non-transit division operations, will be sufficient to meet its operating cash requirements in the foreseeable future.

Net cash used for investing activities in the first nine months of 1994 of $66.0 million included $29.0 million for net acquisitions of property and equipment, $37.5 million for investments in unconsolidated affiliates including, (i) $19.6 million for MIBRAG,
(ii) $12.1 million for prepaid rent in connection with MK Rail's formation of MK Rail de Mexico., a wholly-owned subsidiary of MK Rail doing business in Mexico, (iii) $3.9 million for the acquisition of certain intangible assets in connection with the acquisition of Touchstone (a wholly-owned subsidiary of MK Rail, acquired January 31,
1994), and (iv)$1.9 million for other non-current assets. Net cash of $1.3 million provided by investing activities in the first nine months of 1993 included $21.1 million used for the net acquisitions of fixed assets, $31.5 million provided by the sale of marketable securities and $9.1 million used for the acquisition of other non-current assets.

Net cash provided by financing activities in the first nine months of 1994 of $229.3 million included $166.2 million net borrowings of short and long-term debt, $88.4 million net proceeds from MK Rail's IPO, reduced by the payment of $25.7 million dividends. Financing activities in the first nine months of 1993 included $22.9 million net borrowings of short and long term debt, and the payment of $24.4 million dividends. During the last quarter of 1993 and the first nine months of 1994, the Corporation borrowed, net of repayments, an aggregate of $197.5 million ($22.1 million and $175.4 million, respectively) on a short-term basis to finance working capital, fixed asset acquisition, and new business investments.

The ratio of debt to total capital (debt plus equity) at September 30, 1994 was 36.5%, compared with 10.4% at the beginning of 1994 and 1.6% at the begining of 1993.

At September 30, 1994, the Corporation and its subsidiaries had $311.0 million of credit facilities, consisting of $266.0 million committed facilities and $45.0 million uncommitted facilities. Of the $311.0 million available facilities, $93.1 million was unused at September 30, 1994.

At September 30, 1994, MK Rail had available $50.0 million of committed unsecured credit lines of which approximately $9.9 million was unused. At present, MK Rail is negotiating with potential investors to secure debt financing for its wholly-owned Mexican subsidiary, MK Rail de Mexico. Under the most likely structure for this financing, MK Rail de Mexico would issue up to approximately $40.0 million in US dollar denominated notes, without recourse to MK Rail. Placement of the first series of notes, approximately $29.0 million, is anticipated in early 1995.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Between July 28, and August 23,1994, three complaints were filed in the United States District Court for the District of Idaho. The Corporation, its chairman and certain other of its officers were named as defendants in the actions. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Corporation made misleading disclosures regarding its transit business. The complaints seek relief on behalf of a purported class of persons and entities who acquired the Corporation's common stock between October 15, 1993 and July 19, 1994. On October 17, 1994, the United States District Court for the District of Idaho provided for the filing of one consolidated complaint on behalf of named plaintiffs in all three actions. The Corporation believes that the securities litigation lacks merit and intends to defend vigorously against the charges.

On October 20, 1994, the Corporation, its 65% owned subsidiary MK Rail, several of MK Rail's officers and directors, and the managing underwriters of MK Rail's initial public offering were named as defendants in two complaints filed in United States District Court for the District of Idaho by stockholders who claim to represent a class of stockholders that purchased shares of MK Rail's common stock between April 26, and September 29, 1994. The complaints are based on provisions of federal securities laws and seek equitable relief and unspecified damages for losses allegedly resulting from, among other things, improper disclosure. This litigation is currently in the very early stages; MK Rail and the Corporation intend to vigorously defend the matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     FILED IN PART I

     None

     FILED IN PART II

    10.1 Indemnification agreement dated October 20, 1994 between Morrison Knudsen Corporation, an Ohio corporation, a wholly owned subsidiary of the registrant, and MK Rail Corporation, a 65% owned subsidiary of the registrant.

    10.2 Form of registrant's Employment Agreement (filed as Exhibit 10.2 to Form 10-Q Quarterly Report for quarter ended June 30, 1993 and incorporated herein by reference.) A schedule listing the directors, executive officers and named executive officers of the Company with whom the registrant has entered into such agreements is filed herewith.

    27.  Financial data schedule.

(b) Reports on Form 8-K

    The Registrant filed a current report on Form 8-K dated July 19, 1994 to announce a net loss for the quarter ended June 30, 1994.

All other items required under Part II are omitted because they are not applicable.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MORRISON KNUDSEN CORPORATION

                                       /S/M.E. Howland
                                       -------------------------------------

                                       Vice President and Controller and
                                       Principal Accounting Officer, in his
                                       respective capacities as such

    Date:  November 14, 1994

                          MORRISON KNUDSEN CORPORATION

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                      EXHIBITS
- -------                                     --------

10.1 Indemnification agreement dated October 20, 1994 between Morrison Knudsen Corporation, an Ohio corporation, a wholly owned subsidiary of the registrant, and MK Rail Corporation, a 65% owned subsidiary of the registrant.

10.2     Form of registrant's Employment Agreement (filed as
         Exhibit 10.2 to Form 10-Q Quarterly Report for quarter ended June 30, 1993 and incorporated herein by reference.) A schedule listing the directors, executive officers and named executive officers of the Company with whom the registrant has entered into such agreements is filed herewith.

27.      Financial data schedule.