Form 10-K/A
period 1993-12-31
MORRISON KNUDSEN CORP
filed 1995-04-13
CIK 763739

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                 ANNUAL REPORT

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

                          MORRISON KNUDSEN CORPORATION
                    AMENDMENT TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993


The registrant is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 to include the following exhibits:


  4.2 The registrant's amended credit agreement totalling $150 million with the following financial institutions: Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, Continental Bank N.A., Deutsche Bank AG, Society National Bank, National Westminster Bank PLC.

  4.4 The registrant's amended standby letter of credit and reimbursement agreement, dated August 4, 1992 among the registrant and Bank of America National Trust and Saving Association, agent, and other financial institutions with combined commitments of the banks in the aggregate amount of $190 million.





                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 1995.


Morrison Knudsen Corporation


               /s/ M. E. Howland
By  --------------------------------------------
    M. E. Howland, Vice President and Controller