Form 10-K405
period 1994-12-31
MORRISON KNUDSEN CORP
filed 1995-06-30
CIK 763739

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the Fiscal Year Ended

                                DECEMBER 31, 1994

                         Commission File Number 1-8889


                                    [LOGO]


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

At May 31, 1995, 33,049,100 shares of registrant's $1.67 par value common stock (registered pursuant to Securities Exchange Act Section 12(b) on the New York Stock Exchange and the Pacific Stock Exchange, Inc.) were outstanding, excluding 436,286 shares held in treasury. The registrant has no securities registered under Securities Exchange Act Section 12(g).

                    COMPLIANCE WITH REPORTING REQUIREMENTS

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
    / / Yes  /X/ No

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K required under Item 10, is included in Part III of this Form 10-K.

         AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES

At May 31, 1995, the aggregate market value of the registrant's voting common stock held by nonaffiliates of the registrant, based on the New York Stock Exchange closing price on May 31, 1995 for shares traded on the exchange, was approximately $180,942,100, excluding $828,000 market value of 150,537 shares, which are assumed to be held by affiliates of the registrant for the purposes of this calculation.

                          MORRISON KNUDSEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                DECEMBER 31, 1994


                                                                         PAGE
                                  PART I

Item 1.   Business                                                         I-1

Item 2.   Properties                                                       I-10

Item 3.   Legal Proceedings                                                I-10

Item 4.   Submission of Matters to a Vote of Security Holders              I-12

Additional
Item Executive Officers of the Registrant                                  I-13

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters                                              II-1

Item 6.   Selected Financial Data                                          II-2

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        II-3

Item 8.   Financial Statements and Supplementary Data                      II-14

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         II-40

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant               III-1

Item 11.  Executive Compensation                                           III-3

Item 12.  Security Ownership of Certain Beneficial Owners and Management   III-14

Item 13.  Certain Relationships and Related Transactions                   III-15

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  IV-1

Signatures                                                                 IV-2


                                    PART I
ITEM 1. BUSINESS
(All dollar amounts in thousands)

                            RECENT DEVELOPMENTS

Morrison Knudsen Corporation's (the "Corporation") results of operations and liquidity have been adversely affected by various factors discussed herein. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K. See Item 8. "Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K. The Corporation's future viability will be dependent upon its ability to resolve the liquidity problems faced by the Corporation in the near term. The Corporation anticipates that cash generated by operations will meet its cash needs until approximately mid-July 1995, at which time it currently expects such needs to begin to exceed its cash resources. Unless the Corporation is able to obtain alternative sources of cash, the Corporation may, among other alternatives, seek protection from its creditors under the United States Bankruptcy Code. The Corporation believes that, in such circumstances, the ability, if any, of its stockholders to recover their investments would be significantly impaired and that any such recovery, if available, would be substantially delayed.

     In February 1995, the Corporation announced that it anticipated incurring substantial losses as a result of, among other things, losses in connection with certain construction and transit projects. These losses resulted in defaults under the Corporation's senior credit facilities. Also in February 1995, Mr. William J. Agee resigned as Chairman, Chief Executive Officer, President and a Director of the Corporation. In February 1995, the Corporation's senior lenders organized a steering committee ("Steering Committee") and retained legal advisors. The Corporation has been, and continues to be, in negotiations with its senior lenders. The Corporation has obtained additional interim financing and waivers of defaults under its senior credit arrangements. Currently, the Corporation has entered into an agreement with its senior lenders which extends the terms of existing credit facilities until July 31, 1995. The senior lenders have not agreed, as of the date of this Annual Report on Form 10-K, to fund any additional cash flow requirements.

     The restructuring of the Corporation will involve a number of stages and is subject to change. There can be no assurance that the Corporation will be successful in implementing any restructuring.

     The Corporation's restructuring is focused on three primary areas: management, operations and financial.

- - MANAGEMENT. The management restructuring has been completed with Robert S. Miller, Jr. (former Vice Chairman of Chrysler Corporation) being elected Chairman of the Board of Directors, Robert A. Tinstman being elected Director and Chief Executive Officer and Denis M. Slavich being elected Chief Financial Officer. The Corporation believes that this new management team possesses the experience and skill to implement the other aspects of the Corporation's restructuring.

- - OPERATIONS. The Corporation has embarked on an aggressive strategy to focus its resources on the Engineering and Construction segment and to exit its non-core business segments. This operational restructuring includes the following elements: (i) the sale of non-core businesses,
  (ii) containing the losses and cash flow requirements of the Transit segment and (iii) improving operating performance in the Engineering & Construction segment.

    Decisions were made in the fourth quarter of 1994 and the first quarter of 1995 to pursue the sale of the Corporation's consolidated subsidiaries -- MK Rail Corporation, McConnell Dowell Corporation, Ltd., and MK Investments, Inc. (North Pacific construction operations), and the Corporation's unconsolidated affiliate Amerbank. In June 1995, the Corporation sold its ownership interest in MK Gold Company for $22,500 cash and also entered into an agreement to sell its wholly-owned subsidiary Western Aircraft, Inc., subject to due diligence and certain other contingencies. The Corporation expects to recognize a pretax loss of approximately $10,000 in 1995 in connection with its sale of MK Gold Company.

    The Corporation also is currently pursuing discussions with the bonding companies, senior lenders and customers related to the Transit segment in an effort to develop a consensual plan to limit losses generated by this segment while satisfying customer delivery requirements. The Corporation is also pursuing the possible sale of the Transit segment.

    In the case of the Engineering and Construction segment, management is also establishing stricter criteria for bidding, operating performance and project reviews. The Corporation intends to reduce emphasis on the large develop, design and build projects which previously tied up large amounts of capital and is pursuing teaming relationships to better spread project risk.

- - FINANCIAL. The financial restructuring efforts are currently centered on short-term liquidity needs. The Corporation is primarily financed with short-term loans and lines of credit, most of which mature on July 31, 1995. The financial restructuring plan includes the establishment of a new longer-term loan facility and potentially the introduction of a strategic investor. The Corporation is currently in negotiations with its lenders to extend the terms of the existing credit facilities and has held discussions with potential equity investors. The Corporation has reached a preliminary understanding with the Steering Committee pursuant to which, among other things, the terms of the Corporation's existing senior debt would be extended, the Corporation would be provided with approximately $30 million of new financing and the existing indebtedness of the Corporation to the lenders would be secured. This understanding is conditioned upon a number of matters, including the resolution of certain matters relating to liabilities associated with the Transit segment and approval of the other participating lenders. While management is encouraged by these developments, there can be no assurance that the conditions to this understanding will be satisfied or that this understanding with the Steering Committee will be implemented.

  The Corporation continues to face severe liquidity problems, which limit the strategic alternatives available to the Corporation. The Corporation's future viability is dependent upon its ability to resolve these liquidity problems in the near-term. There can be no assurance that any restructuring can be completed or, if completed, will resolve the Corporation's liquidity problems. In the event that the Corporation is unable to implement a successful restructuring in the near-term, it may, among other alternatives, seek protection under the United States Bankruptcy Code.

GENERAL

Morrison-Knudsen Company, Inc., the predecessor to the Corporation was incorporated in Delaware in 1932 to carry on a business founded eighty-three years ago at Boise, Idaho. The Corporation's principal executive offices are located at Morrison Knudsen Plaza, Boise, Idaho 83729. The Corporation's operations involve three principal businesses: Engineering and Construction ("E&C"), MK Rail Corporation ("MK Rail") and Transit.

ENGINEERING AND CONSTRUCTION SEGMENT: The E&C segment engages in all types of general construction work including industrial, heavy civil and marine, mechanical, pipeline, building, and underground, for a wide range of public and private customers. In addition, the Corporation renders design services in practically all engineering disciplines. Other markets for its services include nuclear and fossil-fueled power plants, environmental and hazardous waste abatement and operations and maintenance for military and commercial facilities. As a general contractor, the Corporation provides construction services in accordance with the terms and specifications of each contract, including planning and scheduling, marshalling of manpower, procurement of equipment and materials, awarding of subcontracts and direction and overall management of the project. The Corporation is also responsible for any failure to perform on the part of a subcontractor. In order to minimize the potential for losses caused by such defaults, the Corporation normally requires performance and payment bonds or other adequate assurances of operational and financial capacity from subcontractors. Through this segment, the Corporation also operates, through a number of domestic and foreign subsidiaries, coal and lignite mines in the U.S. and Germany under long-term contracts.

     The Corporation's ability to obtain new contracts and bonding for such contracts is severely impacted by its lack of financial flexibility. Partnering arrangements and strategic alliances are being pursued to help provide bonding capacity and additional financial support. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Results Outlook" in Part II of this Annual Report on Form 10-K.

MK RAIL SEGMENT: MK Rail completed its initial public offering ("IPO") of 35% of its common stock in May 1994. MK Rail is the successor to certain operations of the Corporation. MK Rail designs, manufactures and distributes locomotive component parts; provides locomotive fleet maintenance services to the railroad industry; and overhauls and remanufactures locomotives. MK Rail has also designed and produced (on a limited basis) two new locomotive models.

     On June 15, 1995, the Corporation entered into an agreement with MK Rail (subject to the approval of the Corporation's lender banks) regarding the amount of intercompany indebtedness owed by MK Rail to the Corporation. The agreement will result in the Corporation reducing the intercompany receivable from MK Rail through a capital contribution of $29,500 to be recorded in 1995. The $52,200 remaining balance of the intercompany receivable will be converted into a note, with interest at the prime rate, due in 2000 with earlier repayments under certain conditions.

     The Corporation has engaged CS First Boston Inc. to assist the Corporation in the sale of its 65% ownership interest in MK Rail. As of the date of this Annual Report, no definitive agreement exists with respect to the sale of such ownership interest.

TRANSIT SEGMENT: The Transit segment is a U.S. based manufacturer of new transit cars. The Transit segment has manufacturing facilities in Hornell, New York and Chicago, Illinois, and since early 1994, Pittsburg, California. New transit cars scheduled for manufacture and used transit cars scheduled for overhaul included in backlog at December 31, 1994 were as follows:


                                                                     NUMBER OF TRANSIT CARS
                                                             ----------------------------------------
                                                                              REMAINING IN BACKLOG AT
NEW TRANSIT CAR CUSTOMER                                     UNDER CONTRACT      DECEMBER 31, 1994
Metro North Commuter Railroad
  ("Metro North")                                                   48                36
Illinois Metra Authority ("METRA")                                 173               170
National Railroad Passenger Corporation ("Amtrak")                  50                50
Bay Area Rapid Transit District ("BART")                            80                79(a)
California Department of Transportation ("Caltrans")               113               113(a)
- -----------------------------------------------------------------------------------------------------
Total new transit cars                                             464               448
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
USED TRANSIT CAR OVERHAUL CUSTOMER
METRA                                                              140               85
Metro North                                                         48               16
Other                                                               43                4
- -----------------------------------------------------------------------------------------------------
Total used transit cars                                            231              105
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

(a) The initial two transit cars for Caltrans and six transit cars for BART shipped in 1994 remained in year-end backlog at December 31, 1994, subject to acceptance testing by the customers.

     As evident by the foregoing schedule, very few new transit cars have been manufactured, delivered and accepted at December 31, 1994. Substantially all new transit cars under contract were in their very early stages of production, while other new transit cars under contract were not yet fully designed or prototyped at year-end 1994. Only the Metro North new car contract was in full production at December 31, 1994.

     As of the date of this Annual Report on Form 10-K, the Transit segment continues to experience production difficulties with several of its new transit car contracts. These difficulties are primarily due to (i) failure to achieve favorable labor productivity levels (ii) failure of a number of material suppliers to meet delivery schedules and quality assurance tests and (iii) continuing difficulties in bringing production lines up to efficient levels. The Corporation received notice on June 5, 1995, that it was in default on the $215,000 contract with Caltrans to build 113 new transit cars. Among other problems, the Corporation has experienced production delays and difficulties with a Brazilian car shell supplier for 47 of the Caltrans cars. The Corporation also was notified by Amtrak in March 1995 that failure to meet delivery requirements constituted a failure to perform and that Amtrak was considering declaring the Corporation in default on the $96,000 contract with Amtrak to build fifty railroad passenger cars. The terms of the contracts remain in effect, and the notices are not expected to affect production of transit cars under either contract.

     The Transit segment has recorded significant estimated losses to complete the new transit car contracts. Funding the losses will require significant amounts of cash. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K. The Corporation has engaged Bear Stearns & Co., Investment Bankers to assist the Corporation with respect to possible alternatives for the Transit segment, including the possible sale of this segment and the possible renegotiation of contracts, liabilities and obligations related to this segment.

UNCONSOLIDATED AFFILIATES: In addition, the Corporation and its majority-owned subsidiaries have investments in a number of unconsolidated affiliated companies at December 31, 1994 accounted for by the equity method including the following principal unconsolidated affiliates, (the Corporation's ownership interests therein are shown parenthetically): MK Gold Company ("MK Gold") (46.4%); Strait Crossing Development, Inc. ("SCDI") (36%); AmerBank (29.5%); Westmoreland Resources, Inc. (24%) and MIBRAG mbH (33%). MK Gold holds undivided interests in two producing gold mining projects in California and provides contract mining services. Strait Crossing Development, Inc. has a contract to design, build and operate for 35 years an 8.4-mile-long toll bridge in Canada linking the Atlantic Provinces of New Brunswick and Prince Edward Island. AmerBank is a licensed bank operating in Poland. Westmoreland Resources, Inc. is a mining company that operates a surface coal mine in Montana. On June 6, 1995, the Corporation sold its ownership interest in MK Gold for $22,500 cash. The Corporation is also pursuing the possible sale of its ownership interest in AmerBank. See the "Investments in and Advances to Unconsolidated Affiliates" and "Subsequent Events -- Changes in Business" Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for additional information related to unconsolidated affiliates.

SIGNIFICANT RISKS AND UNCERTAINTIES: In connection with its engineering and construction business, the Corporation, in order to balance risk with reward, enters into three basic types of contracts: fixed-price or lump-sum contracts providing for a single price for the total amount of work to be performed and unit-price contracts providing for a specified price for each unit of work performed, under which both risk and anticipated income are the highest; and cost-type contracts (including cost-plus) providing for reimbursement of allowable or otherwise defined costs incurred plus a fee, under which risk is minimal and anticipated income is earned solely from the fee received for services provided. In connection with its engineering contracts, including design and program management, the Corporation's compensation is typically on a cost-plus-fee basis.

     Regardless of the type of contract, the construction business always has been subject to unusual risks, including unforeseen conditions encountered during construction, the impact of inflation upon costs and financing requirements of clients, and changes in political and legal circumstances, particularly since contracts for major projects are performed over extended periods of time. The Corporation may be exposed to significant risks and uncertainties in the performance of contracts, particularly fixed-price contracts. Although the Corporation constantly seeks to minimize and spread the risks over a large number of contracts, a combination of unusual circumstances could result in losses on a particular contract or contracts, and the Corporation may experience significant changes in operating results on a quarterly or annual basis.

     The Transit segment makes significant assumptions concerning cost estimates for labor productivity rates and material price and usage as well as production schedules for new transit car contracts in the early stages of production. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated costs to complete some uncompleted long-term contracts will be further revised in the near term. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.

     In addition, the Corporation's operations are in part dependent upon governmental funding of infrastructure and environmental projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Corporation. Contract mining services operations may also be adversely affected by weather conditions, the potential for changes in technology, demand, product substitution and political factors which effect alternative fuel decisions.

JOINT VENTURES: The Corporation frequently participates (principally as sponsor and manager of the projects) in entities commonly referred to as joint ventures. In the construction industry, joint ventures often include arrangements for pooling equipment, bonding, financing and for sharing skills such as engineering, design, and construction. Construction joint ventures vary in their legal forms. They include corporations, and general and limited partnerships. These entities are often viewed as joint ventures -- even though one of the investors may have a majority voting interest or may otherwise have effective control of the entity. The results of operations are shared in a variety of ways and may not be related to the method of sharing management or other responsibilities.

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

CHANGES IN BUSINESS

There were no significant changes in the business of the Corporation or in the services or products offered during 1994 except for the acquisitions and dispositions of certain assets and businesses described below.

SALES OF NON-CORE BUSINESSES

As discussed above under "Item 1. Business -- General," the Corporation, is pursuing sales of its consolidated subsidiaries MK Rail Corporation, McConnell Dowell Corporation, Ltd., MK Investments, Inc. (North Pacific construction operations), and the unconsolidated affiliate -- Amerbank, as well as its Transit segment. Any sales of these businesses are expected to occur in 1995. See the "Subsequent Events -- Changes in Business" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

ACQUISITIONS

TOUCHSTONE, INC.: On January 31, 1994, the Corporation acquired all of the voting stock of Touchstone, Inc. ("Touchstone"). The acquisition was accounted for by the purchase method of accounting. Touchstone is a supplier of new and remanufactured locomotive cooling systems. The Corporation transferred its investment in Touchstone to MK Rail prior to MK Rail's public offering in May 1994. The former stockholders of Touchstone have brought suit against the Corporation with respect to that acquisition. See Item 3. "Legal Proceedings."

MIBRAG MBH: Effective January 1, 1994, the Corporation and other shareholders acquired majority ownership of Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG mbH"), from the German government. MIBRAG mbH was formed by the German government to own and operate lignite coal mines, power and process plants in Germany. The Corporation, in addition to holding a 33% participating interest in MIBRAG mbH, has an agreement to provide mine planning, engineering and related services to MIBRAG mbH.

MCCONNELL DOWELL CORPORATION, LTD. ("MDC"): During 1994, the Corporation acquired additional voting stock of MDC representing 10.8% of the total issued and outstanding voting stock bringing the total of its ownership interest to 62.8%. MDC, based in Australia, is a mechanical and commercial construction company operating in Australia, New Zealand, South East Asia and the Middle East. MDC relies on the credit support of the Corporation. Under contractual agreements which expire on March 1, 1996, MDC's bank debt is guaranteed by the Corporation and the Corporation provides performance and financial guarantees for certain large MDC off-shore projects.

DISPOSITIONS

MK RAIL CORPORATION: On May 3, 1994, MK Rail, then a wholly-owned subsidiary of the Corporation, completed an IPO of its common stock which decreased the Corporation's ownership interest in MK Rail to 65%. The Corporation, MK Rail and certain other persons have been named in class action litigation with respect to the IPO. See Item 3. "Legal Proceedings."

TEXAS TGV CORPORATION ("TEXAS TGV"): Texas TGV, a joint venture in which the Corporation had a 38% ownership interest was awarded a franchise in May 1991 to finance, construct and operate a high speed rail system in Texas. Because Texas TGV failed to provide equity financing by December 31, 1993 as required under the franchise agreement and since its efforts in early 1994 to extend the deadline or to negotiate amendments to the franchise agreement with the Texas High Speed Rail Authority were unsuccessful, the Corporation abandoned the project and wrote-off its investment in Texas TGV in June 1994 and sold substantially all of its ownership interest in Texas TGV in December 1994.

STRAIT CROSSING DEVELOPMENT, INC. ("SCDI"): On March 31, 1994, the Corporation entered into an agreement to sell a portion of its common stock investment in SCDI to a third party. The sale decreased the Corporation's ownership interest in SCDI from 45% to 36%.

MK RAIL SYSTEMS OF ARGENTINA, S.A.("MKRSA"), METROVIAS, S.A. AND TALLERES SUDAMERICANOS, S.A. ("TALLERES"): In December 1994, MK Rail sold its 24% ownership interest in Talleres. In May 1995, MK Rail sold its 16.7% ownership interest in Metrovias, S.A. and 32% of its 51% ownership interest in MKRSA.

MK GOLD COMPANY: On June 6, 1995, the Corporation sold its remaining 46.4% ownership interest in MK Gold Company for $22,500 in cash.

INDUSTRY SEGMENT DATA

The Corporation's revenue and operating income (loss) for each of the three years in the period ended December 31, 1994 for each of the three business segments is set forth below.


                                                        YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1994           1993          1992
                                                           (DOLLARS IN THOUSANDS)
REVENUE
Engineering and Construction                     $2,036,527     $2,305,680     $1,985,578
MK Rail                                             368,537        218,160        129,507
Transit                                             132,558        206,859        169,979
Eliminations and other                              (33,323)        (8,156)          (133)
- ------------------------------------------------------------------------------------------
Total revenue                                    $2,504,299     $2,722,543     $2,284,931
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)
Engineering and Construction                     $  (82,164)    $   55,419     $40,276
MK Rail                                             (31,104)        10,308       5,464
Transit                                            (224,680)        11,036       5,567
Eliminations                                        (16,946)          (301)         --
- ------------------------------------------------------------------------------------------
Total operating income (loss)                    $ (354,894)    $   76,462     $51,307
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

     Operating income (loss) is the result of revenue less applicable direct and indirect operating costs and expenses, and excludes, (i) general and administrative expenses, (ii) research and development expenses (iii) interest expense, (iv) other non-operating income and expense (v) the Corporation's share of operating results of unconsolidated affiliates (vi) gains on subsidiaries sales of stock (vii) loss on disposition of investments in affiliates, net and
(viii) provision for litigation settlement. See the "Industry Segment and Geographic Information" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for additional operating and asset data for each of the three years in the period ended December 31, 1994.

FOREIGN OPERATIONS

The Corporation operates outside the United States through foreign and domestic subsidiaries which are qualified to do business in various foreign countries. In addition, as part of its efforts to expand its presence in international markets, the Corporation, in the past few years, has entered into several agreements with foreign joint venture partners for construction and locomotive remanufacturing abroad. Such foreign joint-venture operations are subject to uncertain political and economic environments, incompatibility between the partners, foreign currency controls and fluctuations, civil disturbances, labor strikes, as well as other uncertainties associated with operations in foreign countries. Other events may limit or disrupt operations, restrict the movement of funds, result in deprivation of contract rights, increase foreign taxation or limit repatriation of earnings.

     The Corporation recorded revenues from foreign operations of approximately $698,000 in 1994, $600,900 in 1993, and $195,300 in 1992. In addition, the
Corporation's equity in the net income of its unconsolidated foreign affiliates was $15,172 in 1994, $70 in 1993, and $4,896 in 1992. See the "Industry Segment and Geographic Information" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for additional operating and asset data for each of the three years in the period ended December 31, 1994.

BACKLOG

Backlog consists of uncompleted portions of E&C contracts including the Corporation's proportionate share of construction joint venture contracts, uncompleted portions of MK Rail and Transit contracts, and the next five-year portion of long-term mining services contracts. In anticipation of the early termination of a mining services contract by a customer in mid-1996, backlog at December 31, 1994 includes only the next 18-month portion of such contract. See the "Subsequent Events -- Navasota Mining Services Contract" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

     The following table reflects the composition of year-end backlog under firm contracts, distinguished on the basis of their pricing arrangements for each of the two years in the period ended December 31, 1994:

                                                          YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                           1994           1993
                                                         (DOLLARS IN THOUSANDS)
COMPOSITION OF YEAR-END BACKLOG
Fee-type contracts                                      $1,320,200     $1,735,100
Fixed-price and unit-price contracts                     2,580,100      2,397,500
- ------------------------------------------------------------------------------------
Total backlog                                           $3,900,300     $4,132,600
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K. Additional information concerning the Corporation's backlog of uncompleted contracts is set forth under the caption "New Business and Backlog" in Part II of this Annual Report on Form 10-K.

U.S. GOVERNMENT CONTRACTS

U.S. Government contracts continue to be an important part of the Corporation's business. In the three years ended December 31, 1994, 1993 and 1992 revenue of approximately $544,400 (22 percent), $603,900 (22 percent) and $535,100 (23 percent), respectively, were derived from various U.S. Government agencies. At December 31, 1994, the Corporation's backlog contained approximately $845,100 (22 percent) of both fixed-price and fee-type contracts and subcontracts with various agencies of the U.S. Government which are subject to unilateral termination at the option of the U.S. Government. Terminations for convenience of the Government generally provide for payments to a contractor, for its unrecovered costs and a portion of its profit. The Corporation does not expect any material portion of its government contracting business to be terminated.

     The Corporation has a number of cost reimbursable contracts with the U.S. Government, the allowable costs of which are subject to audit by various agencies of the U.S. Government. As a result of such audits, the government asserts from time to time that certain costs claimed as reimbursable under government contracts either were not allowed or not allocated in accordance with federal government regulations. The resolution of these audits may result in various sanctions including monetary payments. See the "Commitments and Contingencies -- Government Audits" Note to Financial Statements in Part II of this Annual Report on Form 10-K.

COMPETITION

The Corporation's competitive position in the markets it serves has been adversely impacted by the absence of bonding capacity and its lack of financial flexibility which among other things inhibits its ability to secure project financing. The Corporation is engaged in highly competitive businesses, particularly those portions which relate to Engineering and Construction contracts obtained by competitive bidding. The Corporation competes with other general and specialty contractors both foreign and domestic, including a number of small local contractors. Competition is based primarily on price, reputation and reliability. There can be no assurance that competition in one or more of the engineering and construction markets will not adversely affect the Corporation and its results of operations. Success or failure in the engineering and construction industry is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, management and project financing skills required to complete them in a timely and cost-efficient manner. Exact statistical data are not available for determining the relative size of engineering and construction companies.

     MK Rail operates in a highly competitive environment. In the case of locomotive remanufacturing, it faces competition from AMF Canada, Conrail, numerous smaller remanufacturers, as well as the in-house shops of certain railroads. The new locomotive manufacturing market is dominated by the Electro-Motive Division, General Motors Corporation ("EMD") and GE Transportation Systems, General Electric Company ("GE"), which collectively accounted for virtually 100% of the new locomotives delivered in the last five years. The following factors have been barriers to MK Rail's entry into the new locomotive manufacturing market: (i) declines in the prices of locomotives produced by the dominant competitors, GE and EMD, to a level below MK Rail's cost of producing comparable new locomotives; (ii) the developments by GE and EMD of locomotives of 5000 or more horsepower, none of which were in production at the time the MK5000C was developed by MK Rail; (iii) the introduction of alternating current ("AC") locomotive technology into the market, which has reduced sales of direct current ("DC") locomotives through loss of market share to AC locomotives and the adoption of a "wait-and-see" attitude by other potential customers and (iv) MK Rail's need to complete field testing of these new locomotives, as is customary for new production models, which has taken more time than originally anticipated.

     The Transit segment competes for mass transit rail car business primarily in the U.S. market with approximately five major competitors, all of which are foreign manufacturers with substantially greater financial resources than the Corporation at this time. The Transit segment believes that it is the only domestic designer and manufacturer of new mass transit rail cars. There are numerous domestic and foreign competitors in the used transit car rebuilding business, including in some instances, transit authorities themselves. Contracts for building new and rebuilding used mass transit rail cars are awarded on the basis of competitive bid and negotiated contracts.

RESEARCH AND DEVELOPMENT ACTIVITIES

MK Rail and Transit segment's periodic expenses for research and development activities relating to development of new products and improvement of existing products for the years ended December 31, 1994 and 1993 were $5,168 and $3,701, respectively. MK Rail and Transit did not incur significant research and development expenses in 1992. MK Rail had been developing alternating current locomotive propulsion system technology but has delayed further research and development due to unfavorable market conditions. Transit's R&D activities are related to improving availability and operations of transit vehicles and development of communications systems aimed at improving safety of train operations to comply with federal regulations.

ENVIRONMENTAL MATTERS

MK Rail Corporation is subject to a Post Closure Permit ("Permit") issued by the EPA and the Idaho Department of Health and Welfare, Division of Environmental Quality ("IDEQ"), relating to the monitoring and treatment of groundwater contamination on and adjacent to MK Rail's Boise Locomotive Plant. MK Rail has estimated expected aggregate undiscounted costs to be incurred over the next 20 years, adjusted for inflation at 3.5% per annum, to be $4,890, based on the Permit's corrective action plan. The discounted liability at December 31, 1994, using a discount rate of 6.0%, was $2,652. In addition, MK Rail may be liable for damages resulting from any contamination of property owned by adjacent landowners, or from pollution of the regional aquifer system which serves most of the domestic and industrial uses of groundwater in the area. The regional aquifer system, however, occurs at a depth which is approximately 190 feet below groundwater levels currently identified as contaminated and, while management believes there is no evidence that the aquifer system is currently threatened, no assurance can be given in this regard.

     The Comprehensive Environmental Response, Compensation and Liability Act (also known as "CERCLA" or "Superfund") is a federal law regarding abandoned hazardous waste sites which imposes joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons, including those who contribute to the release of a "hazardous substance" into the environment. Foster Wheeler Energy Corporation ("FWEC") is named as a potentially responsible party with respect to MK Rail's Mountaintop, Pennsylvania plant, which has been listed by the EPA in its data base of potential hazardous waste sites, the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). FWEC, the seller of the Mountaintop property to the Corporation in 1989, indemnified the Corporation against any liabilities associated with this Superfund site. The Corporation believes that this indemnification arrangement is enforceable and, although such obligation is unsecured and therefore structurally subordinate to secured indebtedness of FWEC, that FWEC has the financial resources to honor its obligations under this indemnification arrangement. This indemnification does not alter the Corporation's potential liability to third parties (other than FWEC) or governmental agencies under CERCLA but creates contractual obligations on the part of FWEC for such liabilities.

     Removal of an underground storage tank at the Braddock, Pennsylvania facility of MK Rail resulted in groundwater contamination involving benzene concentrations above state groundwater standards. Monitoring of the groundwater indicates that the concentrations of benzene have decreased below applicable standards through clean up efforts at the site and natural attenuation.

     MK Rail is currently voluntarily remediating groundwater contamination resulting from a release of xylene in connection with a storage tank leak at its St. Louis, Missouri facility. The Company notified the relevant state regulatory agency of its remediation plan and, with the concurrence of the state agency, has initiated site remediation.

     MK Rail believes that its planned expenditures are adequate to meet its known environmental obligations and liabilities, including those under the Permit, and under CERCLA and similar legislation. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II of this Annual Report on Form

10-K. MK Rail's knowledge of its environmental obligations and liabilities is, for the majority of its facilities, based on assessments and due diligence conducted by Corporation personnel rather than Phase I and/or Phase II environmental assessments conducted by third-party consultants. No assurance can be given, however, that stricter interpretation and enforcement of existing environmental laws or regulations, the adoption of new laws or regulations, or the discovery of currently unknown waste or contamination for which MK Rail may be liable, the inability of MK Rail to enforce the indemnification with respect to the Mountaintop plant or the continued spread of the hazardous waste plume through off-site groundwater near MK Rail's Boise Locomotive plant will not result in significantly higher environmental costs to MK Rail.

     The Corporation also has been the subject of an investigation by the U.S. Environmental Protection Agency ("EPA") relating to a Superfund site located in Fresno County, California. In September 1991 the EPA issued an administrative order under the Comprehensive Environmental Response, Compensation and Liability Act, naming Morrison Knudsen Engineers, Inc. ("MKE"), a subsidiary of the Corporation, and eight other entities as respondents. The EPA alleged that MKE and the other named respondents, among others, generated waste oils and solvents that were transported to the Fresno site for recycling and were released into the environment.

     Although the Corporation and MKE have denied responsibility for any contamination at the site, the Corporation has cooperated with the other respondents in complying with the terms of the administrative order. In addition, the Corporation has entered into an agreement with two former joint venture partners (which are not named as respondents) under which these partners will share 50% of the cost of complying with the order. The Corporation and these partners have agreed to pay approximately 8.39% of the cost of designing a groundwater treatment system , which is expected to cost approximately $2,000. The respondents have not yet agreed on sharing of costs of constructing, operating and maintaining this system, which is expected to cost approximately $11,200.

     The Corporation also has been notified by the EPA that the EPA believes MKE may be one of the parties liable for the cost of implementing certain remedial actions relating to soil contamination at the Fresno site, which could cost approximately $36,200. As of the date of this Annual Report on Form 10-K, it is unclear how much of this total cost, if any, the Corporation and/or MKE will be expected to bear. The Corporation and other respondents have agreed to design the soil remediation system, pursuant to an Administrative Consent Order with the EPA, other respondents, and certain other entities identified as potentially responsible parties.

     With the foregoing exceptions, the Corporation to the best of its knowledge believes that it is presently in substantial compliance with all applicable federal and state environmental laws and does not anticipate that such compliance will have a material impact on its future capital expenditures, earnings or competitive position.

AVAILABILITY OF RAW MATERIALS

Raw materials and components necessary for the fabrication and manufacturing of MK Rail and Transit segment products and the rendering of construction and engineering services for the Corporation are generally available from numerous sources. The Corporation does not foresee any unavailability of materials and components which would have a material adverse effect on its overall business or on either of its business segments in the near term.

     The Transit segment is currently negotiating with alternative foreign suppliers of new car shells required to complete a portion of the Caltrans new car contract. Its previous foreign supplier, Mafersa, a private company owned by the Brazilian government has notified Transit that due to financial difficulties it cannot complete its obligation under the supply contract. Transit believes that the availability and cost of car shells from alternative foreign sources will not materially effect its overall business.

EMPLOYEES

Total worldwide Corporation employment varies widely since it depends upon the volume, type and scope of operations under way at any given time, as well as upon weather conditions and other factors.

     Worldwide employment at December 31, 1994, including project direct-hire craft employees, was approximately 12,819 with 8,984 employed in the E&C segment, 1,814 employed in the MK Rail segment, 1,863 employed in the Transit segment and 158 employed at corporate offices in Boise, Idaho.

ITEM 2. PROPERTIES

At December 31, 1994, the Corporation and its consolidated subsidiaries owned a total of 17 principal plants, warehouses, offices and rental properties located throughout the United States, Canada, Australia, New Zealand, the Hawaiian Islands, Micronesia and Melanesia.

     The approximate major building space utilized by each segment of the Corporation at December 31, 1994 is as follows:


                                                          Area in Square Feet
                                                        ------------------------
                                                         Owned          Leased
Engineering and Construction                            181,200        1,164,000
MK Rail                                                 834,400        1,520,300
Transit                                                 133,000          872,500
Corporate offices                                        57,200          336,300
- --------------------------------------------------------------------------------
Total square feet area                                 1,205,800       3,893,100
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Aggregate annual rental payments on real estate and equipment leased by the Corporation during the year ended December 31, 1994 was approximately $36,900. For further information on rentals and minimum rental commitments, see the "Commitments and Contingencies" Note to Consolidated Financial Statements in
Part II of this Annual Report on Form 10-K.

     The Corporation considers that its construction, mining and marine equipment, locomotive remanufacturing and transit car manufacturing facilities and administrative properties are well maintained and suitable for its current operations. Maintenance and repair expenses of approximately $41,900 in 1994, $44,200 in 1993 and $49,500 in 1992, have been charged to operations.

ITEM 3. LEGAL PROCEEDINGS

Lawsuits in the following four general categories are currently pending against the Corporation and its directors and/or officers: (1) class actions relating to transactions in the common stock of the Corporation; (2) class actions relating to the issuance of, and transactions in, the common stock of MK Rail; (3) derivative actions brought by persons who claim to be stockholders of the Corporation; and (4) claims brought by the former stockholders of Touchstone, Inc. The plaintiffs in these actions seek various remedies, including compensatory and punitive damages and injunctive relief.

1. MK SECURITIES CLASS ACTIONS. Seven separate cases have been consolidated as IN RE MORRISON KNUDSEN SECURITIES LITIGATION, No. 94-0334-S-EJL (U.S. District Court, District of Idaho) (first filed July 28, 1994). The plaintiffs in this consolidated action claim to have purchased shares of the Corporation's common stock during the period of October 15, 1993 to March 20, 1995, and seek to represent a class consisting of all other parties that purchased the Corporation's common stock during that period. Defendants include the Corporation, certain of the Corporation's current and former officers (William J. Agee, Stephen G. Hanks and James F. Cleary, Jr.), and the Corporation's auditors. The plaintiffs purport to state claims for violation of certain federal and state securities laws and certain common law claims and seek damages in an unspecified amount based upon allegations, among other things, that the defendants issued false and misleading public statements relating to the Corporation's business position and future prospects, and that certain of the Corporation's financial statements were materially inaccurate and/or failed to reflect all required information. The plaintiffs further allege that material misstatements were made in connection with the initial public offering of MK Rail's common stock and thereafter.

2. MK RAIL SECURITIES CLASS ACTIONS. Two cases relating to the issuance of, and transactions in, the common stock of MK Rail have been consolidated in the U.S. District Court for the District of Idaho. These are: SUSSER, ET. AL.
V. AGEE, ET. AL., No. CIV 94-0477-S-LMB (U.S.D.C. D. Idaho); and NEWMAN, ET. AL V. AGEE, ET. AL., No. CIV 94-0478-S-EJL (U.S.D.C. D. Idaho) (both filed October 20, 1994). The plaintiffs in these consolidated actions claim to have purchased shares of common stock of MK Rail during the period of April 26, 1994 to September 29, 1994, and seek to represent a class consisting of all other purchasers of MK Rail's common stock during that period. Defendants include the Corporation, MK Rail, certain current and former officers and directors of the Corporation and MK Rail (including William J. Agee, James F. Cleary, Jr., Michael J. Farrell, Stephen G. Hanks and Gilbert E. Carmichael), and the managing underwriters of MK Rail's initial public offering. The plaintiffs purport to state claims for violation of certain federal securities laws and certain common law claims and seek damages in an unspecified amount based upon allegations, among other things, that the defendants issued false and misleading public statements relating to MK Rail's business position and future prospects, and failed to disclose certain required information.

3. DERIVATIVE ACTIONS. Thirteen derivative actions have been filed in state courts in Idaho and Delaware, naming as defendants certain of the Corporation's present and former directors and officers. The Corporation is a nominal defendant in each of these actions. Five of the cases are pending in the Idaho Fourth District Court in Ada County, and eight of the cases are pending in the Delaware Chancery Court in New Castle County. The defendants in the various cases include all of the Corporation's incumbent directors other than Mr. Miller; certain of the Corporation's former directors, including William J. Agee, Zbigniew Brzezinski, William Clark, Peter V. Ueberroth; certain current and former officers of the Corporation and MK Rail, including Mr. Agee, Stephen G. Hanks, Robert A. Tinstman, Mark E. Howland, Stephen R. Grant, Gunnar E. Sarsten, Joseph G. Fearon, Thomas J. Smith and Michael J. Farrell; and (only in the Florida case described below) Mary Cunningham Agee, the wife of the Corporation's former Chairman.

     The five Idaho derivative cases are as follows: (i) DEKLOTZ, ET. AL. V. MORRISON KNUDSEN CO., ET. AL., No. CV-00-9500605D (Idaho Dist. Ct., Ada Cty.) (filed February 13, 1995); (ii) WOHLGELERNTER V. AGEE, ET. AL., No. CV-OC-9500656D (Idaho Dist. Ct., Ada Cty.) (filed March 24, 1995); (iii) FLINN V. AGEE, ET. AL., No. CV-OC-9500765D (Idaho Dist. Ct., Ada Cty.) (filed February 21, 1995); (iv) STEINER V. AGEE ET. AL., No. CV-OC-9500745D (Idaho Dist. Ct., Ada Cty.) (filed February 17, 1995); and (v) STATE BOARD OF ADMINISTRATION OF FLORIDA V. MORRISON KNUDSEN CORP., et. al. No. CV-OC-9502463D (Idaho Dist. Ct., Ada Cty.) (filed June 2, 1995). The plaintiffs in the DEKLOTZ case allege, among other things, that the Corporation's former chairman breached fiduciary duties to the Corporation, and that the remaining defendants authorized or acquiesced to his allegedly wrongful conduct and failed to properly to supervise his activities. The plaintiffs seek to prevent the Corporation from making certain payments, including compensation payments to the Corporation's former chairman and indemnification payments to the defendants. The plaintiffs purport further to bring claims on behalf of a class of all stockholders of the Corporation from January 1988 to the present, alleging that the value of the Corporation's stock held by members of such class has been diminished by the alleged wrongful acts of the defendants. In the WOHLGELERNTER case, the plaintiff alleges, among other things, that the defendants breached fiduciary duties to the Corporation and/or MK Rail by exposing the Corporation and MK Rail to securities fraud claims and by artificially inflating the price of the Corporation's and MK Rail's stock, and further alleges mismanagement of the Corporation through payment of excessive compensation to the Corporation's former chairman. The plaintiff also alleges that another party traded in the Corporation's stock on the basis of material, non-public information which was available to one of the Corporation's directors. In the FLINN case, the plaintiff alleges, among other things, that defendant directors breached fiduciary duties by allowing the Corporation's former chairman to pursue high-risk strategies and manipulate assets without reasonable inquiry, and by failing to implement effective internal controls relating to dissemination of certain information relating to the Corporation. In the STEINER case, the plaintiff alleges, among other things, that defendant directors breached fiduciary duties by pursuing high-risk ventures, issuing false and misleading statements regarding the Corporation's financial condition and wasting corporate assets through payment of excessive compensation. The plaintiff further alleges that the defendants caused or willfully permitted the Corporation to issue material misrepresentations in documents filed with the SEC, resulting in the filing of lawsuits against the Corporation. The plaintiff's allegations in the FLORIDA case repeat certain of the allegations made in the other derivative cases pending in Idaho and Delaware.

     The eight Delaware derivative cases are as follows: (i) STERN V. AGEE, ET. AL., Civil Action No. 14032 (Del. Ch.) (filed February 13, 1995); (ii) HAGER V. AGEE, ET. AL., Civil Action No. 14034 (Del. Ch.) (filed February 14, 1995);
(iii) TROY V. AGEE, ET. AL., Civil Action No. 14167 (Del. Ch.) (filed March 31,
1995); (iv) CAFFREY V. AGEE, ET. AL., Civil Action No. 14033 (Del. Ch.) (filed February 13, 1995); and (v) HAMMERSLOUGH V. AGEE, ET. AL., Civil Action No. 14042 (Del. Ch.) (filed February 17, 1995); (vi) ROSENN V. AGEE, ET. AL., Civil Action No. 14106 (Del. Ch.) (filed March 9, 1995); (vii) CITRON V. AGEE, ET. AL., Civil Action No. 14136 (Del. Ch.) (filed March 22, 1995); and (viii) ANTONICELLO V. AGEE, ET. AL., Civil Action No. 14182 (Del. Ch.) (filed April 4,
1995). The plaintiff in the STERN case alleges, among other things, that the Corporation's former chairman breached fiduciary duties to the Corporation, and that the remaining defendants authorized or acquiesced to allegedly wrongful conduct on the part of the Corporation's former chairman and failed to properly supervise his activities. The plaintiff further alleges waste of corporate assets through payment of excessive compensation. The plaintiff in the CAFFREY case alleges, among other things, that the defendant directors breached fiduciary duties by wasting corporate assets through payment of excessive compensation to the Corporation's former chairman. The plaintiffs' allegations in the HAGER and TROY, ROSENN, CITRON and ANTONICELLO cases parallel those of the STERN complaint, and the plaintiffs' allegations in the HAMMERSLOUGH case parallel those of the CAFFREY complaint.

     4. TOUCHSTONE LITIGATION. Two cases brought by the former stockholders of Touchstone are currently pending in U.S. District Court in Tennessee: THEODORE
E. NELSON V. MORRISON KNUDSEN CORP., No. 95-1029 (U.S.D.C. W.D. Tenn.) (filed February 7, 1995); and RICHARD JACOBS, ET. AL. V. MORRISON KNUDSEN CORP., No. 95-1024 (U.S.D.C. W.D. Tenn.) (filed February 7, 1995). The plaintiffs in these actions claim to have been all of the stockholders of Touchstone prior to the Corporation's acquisition of Touchstone through an exchange offer. The Corporation is the sole defendant. The Plaintiffs allege that certain financial statements of the Corporation upon which they based their decision to exchange Touchstone shares were misleading. The plaintiffs purport to state claims for violation of federal and Tennessee securities laws, and Tennessee common law. The plaintiffs further allege that the Corporation violated the exchange agreement under which they exchanged their Touchstone shares. The Corporation has filed responsive pleadings denying the plaintiffs' claims and the parties are proceeding with discovery; trial has been set for September of 1996.

     Settlement discussions have been held among the Corporation, MK Rail, certain of their present and former officers and directors, their insurance carriers, the underwriter defendants and plaintiffs. These discussions have resulted in preliminary agreements as to the principal economic terms of settlement of the MK Securities Class Actions, the MK Rail Securities Class Actions, and the Derivative Actions (other than the FLORIDA case pending in Idaho) as to all defendants in those cases other than the Corporation's auditors. As of the date of this Annual Report on Form 10-K discussions are continuing between certain of the plaintiffs and defendants with respect to certain open issues. It is anticipated that the preliminary agreements will be followed by formal settlement documentation; the settlement then will be submitted for and be subject to approval by the appropriate courts. The settlement terms will require the Corporation, as its share of the settlement, to (i) issue 2,976,923 shares of Common Stock in connection with the settlement of the MK Securities Class Actions, (ii) issue 869,231 shares of Common Stock in connection with the settlement of the MK Rail Securities Class Actions, and
(iii) pay the net (after plaintiffs' attorneys fees and related expenses) insurance proceeds received by the Corporation in connection with the settlement of the Derivative Actions into a settlement fund to be created in connection with the settlement of the MK Securities Class Actions. The settlement terms would also require MK Rail, as its share of the settlement of the MK Rail Securities Class Actions, to issue 413,793 shares of Common Stock and shares of a new class of Preferred Stock with a redemption value of $1,000. The Corporation's insurance carriers will pay $35,000 (including the amounts referred to in clause (iii) above) on behalf of the individual defendants in the MK Securities Class Actions and the Derivative Actions, and MK Rail's insurance carrier will pay $6,000 into a settlement fund to be created in connection with the settlement of the MK Rail Securities Class Actions, such payment to be made with respect to the individual defendants in those cases. The funds paid by MK Rail's insurance carrier will include the purchase from the settlement fund of the MK Rail Preferred Stock referred to above for $1,000. See the "Commitments and Contingencies -- Legal Proceedings" and "Subsequent Events -- Litigation Settlement" Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

     In connection with the preliminary agreements as to the principal economic terms of settlement of the MK Securities Class Actions, the MK Rail Securities Class Actions, and the Derivative Actions (other than the FLORIDA case pending in Idaho), the Corporation has accrued an estimated liability of $29,000 at December 31, 1994. However, there can be no assurance that all the parties to the preliminary agreements will agree on the terms of the final settlement or that such final settlement will be approved by the appropriate courts. See the "Subsequent Events -- Litigation Settlement" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

     In addition to the pending lawsuits described above, the Corporation and MK Rail have been advised that they are the subjects of an "informal investigation" by the Pacific Regional Office of the Securities and Exchange Commission. The investigation began October 24, 1994 with a request that certain documents be produced with respect to MK Rail. On March 7, 1995, the Corporation was advised that the investigation had been expanded to include the Corporation. The Corporation has been cooperating with requests for documents from the Staff of the Commission.

     See the disclosure under the caption Item 1. "Business -- Environmental Matters" for discussion of pending environmental matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation did not submit any matters to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of the executive officers and all positions held by them with the Corporation together with the date of their election to corporate office as of May 31, 1995.

                                        POSITIONS WITH                   OFFICER
NAME                    AGE             THE CORPORATION                   SINCE
- --------------------------------------------------------------------------------
EXECUTIVE OFFICERS
     Robert A. Tinstman  48   President and Chief Executive Officer        1995
                                 (Principal Executive Officer)

     Stephen G. Hanks    44          Executive Vice President,             1990
                                 Chief Legal Officer and Secretary

     Denis M. Slavich    54        Executive Vice President and            1995
                                     Chief Financial Officer
                                  (Principal Financial Officer)

     Thomas F. Kealey    43       Senior Vice President -- Finance         1994

     Mark E. Howland     43        Vice President and Controller           1993
                                   (Principal Accounting Officer)

     Brent D. Brandon    34   Vice President -- Corporate Communications   1993

     Douglas L. Brigham  29         Vice President and Treasurer           1993

Messrs. Tinstman, Hanks and Brigham have served the Corporation and its subsidiaries in various executive capacities for the past five years.

PRIOR BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS THAT HAVE NOT BEEN EMPLOYED
BY THE CORPORATION IN AN EXECUTIVE OR MANAGERIAL CAPACITY DURING THE LAST FIVE
YEARS:

    Mr. Slavich was previously vice president, marketing of Fluor Daniel, Inc. Prior to his association with Fluor Daniel, Inc., he served as corporate director, senior vice president and manager of international power projects and chief financial officer of Bechtel Group, Inc., where he was employed for 20 years.

     Mr. Kealey served the Corporation as senior vice president -- finance since October 1994 and president of MK Capital Company, a newly formed subsidiary since his employment with the Corporation in August 1994. Prior to his employment with the Corporation, Mr. Kealey served as senior vice president -- business development and international of GE Capital Railcar Services, a unit of General Electric Company in Chicago, Illinois where he was employed for four and one-half years. Prior to his employment with GE Capital Railcar Services he served for four years as President of The RoadRailer Company and President of Transportation Corporation of America, subsidiaries of Duchossois Enterprises, Elmhurst, Illinois.

     Mr. Howland served the Corporation as assistant director and director of internal audit since his employment with the Corporation in August 1992. Prior to his employment with the Corporation, Mr. Howland was employed as a Senior Audit Manager by Price Waterhouse, LLP, San Francisco, California.

     Mr. Brandon served the Corporation as executive assistant to the chairman, and president of Western Aircraft, Inc., a subsidiary of the Corporation, since his employment with the Corporation in January 1992. Prior to his employment with the Corporation, Mr. Brandon served in the armed forces of the United States.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION: The Corporation's voting common stock is traded on the New York and Pacific Stock Exchanges under the Symbol MRN. At the close of business on May 31, 1995 the Corporation had 33,049,100 shares issued and outstanding. The New York and Pacific Stock Exchanges have certain listing criteria applicable to companies listed on such exchanges. Continuing losses that may be sustained by the Corporation or transactions the Corporation may pursue in connection with a possible restructuring could adversely impact the Corporation's continuing eligibility for listing on such exchanges.

HOLDERS: The approximate number of record holders of the Corporation's voting common stock at May 31, 1995 was approximately 6,000 and does not include beneficial owners of the Corporation's common stock held in the name of a broker, dealer, bank, voting trustee or other nominee. The cash dividends declared and the New York Stock Exchange composite high and low sales prices of the Corporation's common stock traded on the New York and Pacific Stock Exchanges for each quarterly period within the two most recent fiscal years are set forth under the caption "Quarterly Financial Data" on page II-13 of this Annual Report on Form 10-K.

DIVIDENDS: The Corporation has had a history of paying cash dividends; however, under the terms of its bank credit agreements, the Corporation is prohibited from paying cash dividends. See the "Short-Term Debt" and "Subsequent Events -- New Credit Facility" Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

- -------------------------------------------------------------------------------------------------------------------
OPERATING SUMMARY                                     1994           1993         1992         1991        1990
- -------------------------------------------------------------------------------------------------------------------
Revenue
 Engineering and construction                      $2,036,527     $2,305,680   $1,985,578   $1,554,628   $1,373,734
 MK Rail                                              368,537        218,160      129,507      201,347      169,828
 Transit                                              132,558        206,859      169,979      268,816      215,196
 Eliminations and other                               (33,323)        (8,156)        (133)          --           --
- -------------------------------------------------------------------------------------------------------------------
Total revenue                                      $2,504,299     $2,722,543   $2,284,931   $2,024,791   $1,758,758
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Operating income (loss)
 Engineering and construction                      $  (82,164)       $55,419      $40,276      $58,956      $89,466
 MK Rail                                              (31,104)        10,308        5,464         (519)      (2,324)
 Transit                                             (224,680)        11,036        5,567       23,477       11,417
 Eliminations                                         (16,946)          (301)          --           --           --
- -------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                       $(354,894)       $76,462      $51,307      $81,914      $98,559
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary charge and
 cumulative effect of accounting change             $(349,635)       $35,767      $13,436      $35,456      $37,623
Extraordinary charge from write-off of
 unamortized debt issue cost, net of tax                   --             --       (3,096)          --           --
Cumulative effect of accounting change
 for postretirement health care costs, net of tax          --             --      (17,403)          --           --
- -------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $(349,635)       $35,767     $ (7,063)     $35,456      $37,623
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common and common
 equivalent share:
  Income (loss) before extraordinary charge and
   cumulative effect of accounting change             $(10.75)         $1.15         $.44        $1.24        $1.43
  Extraordinary charge                                     --             --         (.10)          --           --
  Cumulative effect of accounting change                   --             --         (.57)          --           --
- -------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $(10.75)         $1.15        $(.23)       $1.24        $1.43
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Dividends declared per share                             $.80           $.80         $.80         $.74         $.74
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION SUMMARY
- -------------------------------------------------------------------------------------------------------------------
Current assets                                     $  865,655     $  773,318     $681,412     $658,200     $660,114
Current liabilities                                 1,005,269        686,965      608,730      379,121      410,228
- -------------------------------------------------------------------------------------------------------------------
Working capital (deficit)                            (139,614)        86,353       72,682      279,079      249,886
Investments and other assets                          189,993        231,960      225,005      216,470      147,649
Property and equipment, net                           217,261        218,103      194,007      177,107      164,597
Total assets                                        1,272,909      1,223,381    1,100,424    1,051,777      972,360
Debt due after one year                                47,363          9,768          457      195,232      194,952
Other non-current liabilities and minority
 interests                                            162,481        119,681      115,466       81,274       74,933
Stockholders' equity                                   57,796        406,967      375,771      396,150      292,247
- -------------------------------------------------------------------------------------------------------------------
Book value per share                                    $1.76         $12.87       $12.26       $13.17       $11.15
Shares outstanding at year end                     32,864,200     31,618,000   30,640,000   30,086,300   26,199,900
- -------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

The Corporation's operations involve three principal businesses:
Engineering and Construction ("E&C"), MK Rail Corporation ("MK Rail") and
Transit.

     The E&C segment provides design, engineering, construction, procurement, project-management and construction-management services in the infrastructure market, including transportation, water resources, heavy civil and energy developments, as well as industrial buildings. The segment also provides skills for the nuclear and fossil-fueled power markets and in cogenera-tion, waste-to-energy, environmental and hazardous waste, and wastewater treatment fields; and in addition serves the hydroelectric, oil and gas, and mine engineering markets. A number of subsidiaries are engaged in long-term contract mining of coal and lignite at mines in the United States and Germany. Other markets include operations and maintenance services for military and commercial facilities.

     MK Rail completed its initial public offering of 35% of its common stock in May 1994. MK Rail is the successor to certain operations of the Corporation relating to (i) the manufacture and remanufacture of freight and passenger locomotives in Idaho, Pennsylvania and South Australia, (ii) the manufacture and distribution of component parts for locomotives and (iii) the provision of locomotive fleet maintenance services.

     The Transit segment is engaged principally in building new and rebuilding used mass transit rail cars in New York, California and Illinois.

     The Corporation had an equity interest in MK Gold Company which holds undivided interests in two gold mining companies in California and provides contract mining services. In addition, the Corporation has equity interests in Westmoreland Resources, Inc., a coal mining company in Montana; Strait Crossing Development, Inc., a company formed to design, build and operate a toll bridge in Canada; and MIBRAG mbH, a company that operates lignite coal mines, power and process plants in Germany. On June 6, 1995, the Corporation sold its entire ownership interest in MK Gold Company. See the "Subsequent Events -- Changes in Business" Note to Consolidated Financial Statements.

NEW BUSINESS AND BACKLOG

BACKLOG: Backlog of all uncompleted contracts at December 31, 1994, totaled $3,900.3 million, compared with $4,132.6 million at year-end 1993. The 1994 year-end backlog is composed of 66% fixed priced and 34% fee-type contracts, compared with 59% and 41% respectively, at December 31, 1993.

NEW BUSINESS: The Corporation booked new business of $2,272.0 million in 1994 compared to $2,204.4 million in 1993. New business in 1994 consisted of $1,419.4 million for Engineering and Construction, $813.3 million for MK Rail and $39.3 million for Transit compared with $1,853.7 million, $308.7 million and $42.0 million in 1993, respectively. New business consists of new contracts and changes to existing contracts. Backlog consists of uncompleted portions of engineering and construction contracts, including the proportionate share of construction joint-venture contracts, uncompleted portions of MK Rail and transit contracts and the next five-year portion of long-term mining services contracts. In anticipation of the early termination of a mining services contract by a customer in mid-1996, backlog at December 31, 1994 includes only the next 18-month portion of such contract. See the "Subsequent Events -- Navasota Mining Services Contract" Note to Consolidated Financial Statements.

     The following table sets forth the revenue backlog at December 31, 1994 and 1993 and the new business booked in each of the two years ended December 31, 1994.

- -------------------------------------------------------------------------------------------
INDUSTRY SEGMENT NEW BUSINESS AND BACKLOG
(THOUSANDS OF DOLLARS)
- -------------------------------------------------------------------------------------------
                                             1994                          1993

                                   New Business     Backlog      New Business      Backlog
                                   -------------------------     --------------------------
Engineering and Construction        $1,419,400    $2,432,200      $1,853,700     $3,049,300
MK Rail                                813,300       595,000         308,700        140,500
Transit                                 39,300       873,100          42,000        942,800
- -------------------------------------------------------------------------------------------
Totals                              $2,272,000    $3,900,300      $2,204,400     $4,132,600
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

     The decline in E&C new business in 1994 compared to 1993 was due to (i) the Corporation's decision to forego competing on smaller (sub $100 million) civil projects while focusing on large design-build projects and (ii) the competition of regional construction companies.

     Approximately 53% of the total 1994 year-end backlog (56% of Engineering and Construction, 18% of MK Rail and 67% of Transit) is expected to be recognized as revenue in 1995. Although backlog reflects only business which is considered to be firm and is an indication of expected future revenues, there can be no assurance that cancelations or scope adjustments will not occur or when revenue and earnings from such backlog will be realized.

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

ENGINEERING AND CONSTRUCTION SEGMENT: E&C's revenue decreased for both the fourth quarter and the year ended December 1994 compared to the same periods of 1993. This decline was principally due to the execution and completion of contracts during the previous year, contrasted with decreases in new contract awards and postponements of the start-up of major new infrastructure projects in 1994.

     The E&C segment reported a $97.7 million operating loss in the fourth quarter of 1994 compared to $10.9 million operating income in the comparable period of 1993 and a $82.2 million operating loss for the year 1994 compared to $55.4 million operating income in 1993. The results of operations for both the quarter and the year ended December 1994 were influenced by the decrease in new contract awards and postponements of start-up of previously awarded contracts and adversely affected by the recognition of write-downs of operating assets and investments as well as provisions for anticipated losses on uncompleted contracts. The E&C segment recognized $103.3 million of pretax charges to operating income in the fourth quarter of 1994 consisting of:

$ 12.8 million  Write-off of the Corporation's remaining investment in
                Vertac stemming from the U.S. Environmental Protection Agency's (the "EPA") notification in December 1994 to terminate on-site incineration of hazardous waste at the Arkansas Superfund site. Prior to this notification the Corporation had incinerated several types of hazardous waste under various contracts with the EPA and had anticipated additional contracts to dispose of the waste that remains at the site.

  17.5 million  Contract scope changes initiated by the customer during the fourth quarter on a number of light rail transportation projects have subsequently been disputed by the customers. These disputed change orders have given rise to claims asserted against the customers for additional revenue. In accordance with the Corporation's accounting policy no revenue was recognized for these items. This caused the estimated contract costs to be in excess of contract revenue. A provision for anticipated losses was recorded to reflect these excess costs.

   6.3 million  Change orders for customer-initiated scope changes on a power plant project were rejected by the customer. These change orders were then included in a claim asserted against the customer. In accordance with the Corporation's accounting policy no revenue was recognized for these items. This caused the estimated contract costs to be in excess of contract revenue. A provision for anticipated losses was recorded to reflect these excess costs.

  13.0 million  Establishment of a reserve for anticipated losses on a fixed-price contract to construct a toll bridge. The anticipated losses are based on additional costs expected to be incurred in the completion of the project based on actual experience during the 1994 mobilization phase of the project.

   9.1 million  Provision for anticipated engineering and labor cost overruns on a fixed-price petrochemical project and a fixed-price railroad electrification project.

  28.0 million  Provision for anticipated losses on the Taipei fixed-price subway project. The project encountered subsoil conditions in November 1994 that will adversely affect the tunnel boring progress. It is anticipated that these adverse subsoil conditions will extend the time required to complete the project by more than 12 months.

   8.0 million  Write-down of the Corporation's investment in the net assets of the North Pacific construction operations. This write-down is based on the Corporation's decision in late 1994 to attempt to sell the assets and business.

   8.6 million  Miscellaneous other write-downs and provisions for anticipated losses.
- --------------
$103.3 million
- --------------
- --------------

     See the "Commitments and Contingencies -- Vertac Site Contractors" and "--CF Systems" Notes to Consolidated Financial Statements.

     In addition, operating income for the first nine months of 1994 was also adversely impacted by write-downs of assets and provisions for anticipated losses on uncompleted contracts. The E&C segment recognized $17.6 million of pretax charges to operating income through September 30, 1994 consisting of (i) $4.3 million write-down of its surplus tunnel-boring equipment (ii) $5.0 million write-down of its investment in Vertac and $6.0 million write-down of the carrying amount of the processing facility of CF Systems -- two remediation and waste disposal projects -- to their then estimated net recoverable values and
(iii) $2.3 million provision for anticipated losses due to delays on the Taipei subway project.

     Excluding the effects of the aggregate $120.9 million pretax charges for the year 1994, enumerated above, the operating income of the E&C segment for the year 1994 was $38.7 million, a decrease of $16.7 million from $55.4 million operating income in the year 1993.

     MK RAIL SEGMENT: MK Rail's revenue for the fourth quarter and the year ended December 1994 was $108.8 million and $368.5 million, respectively, an increase of $32.5 million and $150.4 million, respectively, compared to the same periods of 1993. The increases were principally due to (i) the increased production and delivery of locomotives under a fixed-price contract with Southern Pacific Railroad (the "SP") to remanufacture 133 locomotives, and the start-up of fleet maintenance contracts in the U.S. and Mexico (ii) increased sales of component parts reflecting the inclusion of a full-year's results of operations of various component part manufacturing businesses acquired in August and December 1993, and January 1994 and (iii) across-the-board increases in sales of locomotive component parts due to generally strong economic conditions in the rail industry.

     MK Rail reported a $41.3 million operating loss in the fourth quarter of 1994 compared to $4.2 million operating income in the fourth quarter of 1993 and a $31.1 million operating loss for the year 1994 compared to $10.3 million operating income for the year 1993. MK Rail recognized $24.1 million of pretax charges to operating income in the fourth quarter of 1994 consisting of (i) $12.4 million for aggregate losses on uncompleted locomotive remanufacturing contracts including $8.2 million in connection with the SP contract (completed in February 1995) caused by higher than expected labor and materials costs and $4.2 million of losses in connection with a maintenance contract and several other contracts in Australia, (ii) $3.3 million accrual for estimated legal and professional fees primarily attributable to stockholders' litigation and (iii) aggregate provisions of $8.4 million, comprised of $3.7 million provision for non-cancelable purchase commitments of research and development services under contract with outside firms, $2.7 million provision for future lease losses on the prospective lease of new MK5000 locomotives and $2.0 million provision for estimated manufacturing costs in excess of market value, all of which stem from MK Rail's decision to curtail its ongoing activities in new locomotive manufacturing and technology. MK Rail has developed two new locomotives, the MK5000 and the MK1200, and has performed research and development activities related to developing a third locomotive utilizing alternating current ("AC") technology. During the fourth quarter of 1994, MK Rail re-evaluated its focus and long-range plans. In doing so, MK Rail decided to curtail its ongoing activities in new locomotive manufacturing and technology.

     Excluding the effects of the aggregate $24.1 million pretax charges for the year 1994, enumerated above, the operating loss of MK Rail for the year 1994 was $7.0 million, a decrease of $17.3 million from $10.3 million operating income in the year 1993.

     In the third quarter of 1994, the estimated earnings at completion of an MK Rail fixed-price contract with SP to remanufacture 133 locomotives for delivery in late 1994 were revised due to lower than expected labor productivity, and higher than expected material costs. The fixed-price contract was originally entered into by the Corporation which assigned the contract to MK Rail and guaranteed the performance of MK Rail's obligations under the contract in connection with MK Rail's initial public offering ("IPO"). To meet the delivery dates imposed by the contract, MK Rail entered into an agreement with the Corporation pursuant to which the Corporation was to remanufacture 42 of the 133 locomotives. On October 20, 1994, the Corporation and MK Rail executed an agreement whereby the Corporation agreed to indemnify MK Rail for its estimated loss on the remaining 91 locomotives provided such loss did not exceed $3.8 million. As a result of the foregoing, the Corporation's Transit segment recognized a $9.2 million pretax charge to operating income in the third quarter of 1994 for the above and anticipated losses on the uncompleted SP contract to remanufacture the 42 locomotives. The aggregate estimated pretax loss on the SP contract recognized by the Corporation's Transit segment and MK Rail in 1994 was $17.4 million.

TRANSIT SEGMENT: Transit's revenue for the fourth quarter and the year ended December 1994 was $50.7 million and $132.6 million, respectively, a decrease of $10.4 million and $74.3 million, respectively, compared to the same periods of 1993. The decreases were principally due to the higher volume of deliveries of new transit cars for a midwest transit authority in 1993 as compared to fewer deliveries of new and remanufactured transit cars under contracts with Metro North Commuter Railroad ("Metro North") and Illinois Metra Authority ("METRA") in 1994.

     Transit reported a $153.2 million operating loss in the fourth quarter of 1994 compared to $4.2 million operating income in the fourth quarter of 1993 and $224.7 million operating loss for the year 1994 compared to $11.0 million operating income for the year 1993. Transit recognized $139.6 million of pretax charges to operating income in the fourth quarter of 1994 for anticipated cost overruns on fixed-price new transit car contracts in the early stages of production which are anticipated to be delivered during 1995 and 1996. As evident by the following schedule, very few new transit cars have been manufactured, delivered and accepted at December 31, 1994. Substantially all new transit cars under contract were in their very early stages of production at December 31, 1994, while other new transit cars under contract were not yet fully designed or prototyped at year-end 1994. Only new transit cars of the Metro North contract were in full production at December 31, 1994.

                                                                  NUMBER OF TRANSIT CARS
                                                    ----------------------------------------------------
                                                                       SHIPPED AND       REMAINING IN
                                                                       ACCEPTED AT        BACKLOG AT
NEW TRANSIT CAR CUSTOMER                            UNDER CONTRACT  DECEMBER 31, 1994  DECEMBER 31, 1994
Metro North Commuter Railroad
("Metro North")     48   (12) 36
Illinois Metra Authority ("METRA") 173  (3)  170
National Railroad Passenger Corporation ("Amtrak")          50            (0)                50
Bay Area Rapid Transit District ("BART")                    80            (1)                79(a)
California Department of Transportation ("Caltrans")       113            (0)               113(a)
- --------------------------------------------------------------------------------------------------------
TOTAL NEW TRANSIT CARS                                     464           (16)               448
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------

(a) The initial two transit cars for Caltrans and six transit cars for BART shipped in 1994 remained in year-end backlog at December 31, 1994, subject to acceptance testing by the customers.


     The additional cost overruns have been anticipated as a result of Transit's actual experience for labor and other direct costs with new transit cars going into production in late 1994 and early 1995 being much worse than originally estimated. In addition, these anticipated cost overruns are also associated with engineering and design changes on the California Department of Transportation ("Caltrans") and National Railroad Passenger Corporation ("Amtrak") contracts, which caused significant increases in estimated costs for materials and labor and are expected to cause delays in deliveries which required the recognition of contingency losses for liquidating damages. In addition, Transit recognized $14.7 million in the fourth quarter of 1994 to write-off the balance of the capitalized initial design and engineering costs because the estimated operating margins on uncompleted and future contracts was not expected to be sufficient to allow recovery of those costs.

     In addition, operating income for the first nine months of 1994 was adversely impacted when Transit recognized $59.4 million of pretax charges to operating income for anticipated losses on the Metro North, METRA, Amtrak and Bay Area Rapid Transit District ("BART") contracts after revision in the second quarter of 1994, of the estimated costs and earnings (losses) at completion of the contracts. Contract cost revisions were largely due to (i) delays in testing and delivery of new transit cars under contract with Metro North resulting in estimated higher labor and overhead costs and liquidating damages and (ii) excess start-up costs at two new manufacturing facilities as well as higher labor and overhead costs attributable to schedule delays.

     In addition, Transit recognized a $9.2 million pretax charge to operating income in the third quarter of 1994 for anticipated losses to remanufacture 42 of the 133 locomotives on the uncompleted SP contract.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the fourth quarter and year ended December, 1994 decreased $2.2 million and $4.3 million, respectively, from the same periods of 1993. The decreases are due to cost reduction efforts. General and administrative expenses for the fourth quarter 1994 included estimated non-recurring pretax accruals of $4.9 million for legal and professional fees associated with pending litigation and employee severance costs.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development ("R&D") costs of $1.3 million and $5.2 million were recognized by MK Rail and Transit in the fourth quarter and year ended December 1994, respectively. MK Rail's R&D costs in both 1994 and 1993 are related to its program to develop two new high technology locomotive models, the MK1200 and the MK5000. In the fourth quarter of 1994 MK Rail decided to curtail its ongoing R&D activities in new locomotive manufacturing and technology. Transit's R&D costs in both 1994 and 1993 are related to improving availability and operations of transit vehicles and development of a communications-based, train-control system aimed at improving safety of train operations to comply with federal regulations.

INTEREST EXPENSE: Interest expense for the fourth quarter and year ended December 31, 1994 increased $3.6 million and $8.4 million, respectively, from the same periods of 1993. The increase reflects the rise in both short- and long-term debt outstanding from $47.0 million at December 31, 1993, to $242.3 million at December 31, 1994, at a weighted average cost of borrowing for the quarter and year ended December 31, 1994 of 6.91% and 5.72%, respectively.

OTHER INCOME (EXPENSE) NET: As presented in the "Other Income (Expense) Net" Note to Consolidated Financial Statements, the decline in income and the rise in expenses for the year 1994 compared to 1993 are due to (i) the absence of non-operating investment earnings (interest, dividends and gains on sales of marketable securities) in 1994 and (ii) recognition of net losses on disposals and write-downs of assets. The rise in expenses in the fourth quarter of 1994 is principally due to $24.0 million of pretax write-downs of investments and assets reflecting the Corporation's decision in late 1994 to accelerate repatriation of certain off-shore investments and receivables, and reduce the carrying amount of Western Aircraft, Inc., as well as, provide an allowance for estimated reduction in realizable values of accounts and notes receivable due to the decision to accelerate collection. See the "Other Income (Expense) Net" Note to Consolidated Financial Statements.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED AFFILIATES: The Corporation's share of unconsolidated affiliates' income increased from $.5 million in the fourth quarter ended December 31, 1993 to $4.1 million income in the comparable period of 1994. The increase is primarily due to the recognition by the Corporation of its $6.4 million equity in the net income of MIBRAG mbH, acquired effective January 1994. The Corporation's share of investee earnings increased from a $5.8 million pretax loss in the year ended December 1993 to $11.4 million pretax income in the year 1994. The increase is principally due to (i) recognition of $15.5 million equity in the net income of MIBRAG mbH offset by losses of $4.6 million, principally from its equity investments in a number of development stage businesses which the Corporation is no longer supporting and (ii) the Corporation's share of the combined $4.6 million operating losses for Joy MK Projects Company and McConnell Dowell Corporation, Ltd. in 1993 prior to their consolidation in April and June 1993, respectively. See the "Investments in and Advances to Unconsolidated Affiliates" Note to Consolidated Financial Statements.

GAINS ON SUBSIDIARIES SALES OF STOCK: In the fourth quarter of 1993, MK Gold completed an IPO of 8,000,000 shares of its common stock. The Corporation recognized a $10.6 million pretax gain because MK Gold's selling price per share exceeded the Corporation's carrying value per share. In January 1994, 1,350,000 shares of MK Gold's common stock were sold under an option granted by MK Gold to its IPO underwriters to cover over-allotments. The Corporation recognized a $1.3 million pretax gain with respect to such shares, because MK Gold's public offering price per share exceeded the Corporation's carrying value per share. In May 1994, MK Rail completed an IPO of 6,000,000 shares of its common stock. The Corporation recognized a $24.0 million pretax gain with respect to such shares, because MK Rail's public offering price per share exceeded the Corporation's carrying value per share. See the "Subsidiaries Sales of Stock" Note to Consolidated Financial Statements.

DISPOSITION OF INVESTMENTS IN AFFILIATES: The net loss of $17.2 million on disposition of investments in affiliates for the fourth quarter of 1994 consisted of (i) a pretax charge of $12.4 million by MK Rail in connection with its decision in November 1994 to dispose of its investments in its Argentine affiliates, MK Rail Systems of Argentina, S.A. and Metrovias, S.A. and (ii) a pretax charge of $7.2 million by the Corporation in connection with the disposition of two development-stage businesses. Also in the fourth quarter of 1994, the Corporation recovered $1.1 million of its previous write-off of its investment in Texas TGV and MK Rail sold its ownership interest in Talleres Sudamericanos, S.A. and recognized a gain of $1.3 million.

     In addition, the net loss of $8.9 million on disposition of investments for the first nine months of 1994 consists of (i) a $13.8 million pretax charge in the second quarter of 1994 related to the write-off of the Corporation's investment in Texas TGV, and (ii) a $4.9 million pretax gain in the first quarter of 1994 on the sale of a portion of its stock holdings in Strait Crossing Development, Inc. ("SCDI"). SCDI is party to a contract with the Canadian Government to design, construct and operate for 35 years a toll bridge in the Atlantic Provinces of Canada. See the "Disposition of Investments in Affiliates" Note to Consolidated Financial Statements.

PROVISION FOR LITIGATION SETTLEMENT: Preliminary agreements as to the principal economic terms of settlement of securities class actions and derivative actions were reached in June 1995, subject to, among other things, approval by the appropriate courts. The $69.0 million settlement will include payment of cash and the issuance of stock. The $40.0 million cash settlement will be paid by the Corporation's and MK Rail's insurers. The Corporation and MK Rail will issue new common and preferred stock in the amounts of $25.0 million and $4.0 million, respectively, based on predetermined stock prices. Effective December 1994, the Corporation recognized an aggregate pretax charge of $29.0 million for the estimated costs of the settlement. The estimated liability for the $29.0 million settlement is included in the balance sheet at December 31, 1994 as a non-current liability. Assuming court approval and issuance of the stock, the $29.0 million will be reflected in stockholders' equity. However, there can be no assurance that all the parties to the preliminary agreements will agree on the terms of the final settlement or that such final settlement will be approved by the appropriate courts.This settlement does not include the two actions brought by the former stockholders of Touchstone and a derivative action that was filed on June 2, 1995. See Item 3. "Legal Proceedings" in
Part I of this Annual Report on Form 10-K and the "Commitments and Contingencies -- Legal Proceedings" and "Subsequent Events -- Litigation Settlement" Notes to Consolidated Financial Statements.

INCOME TAX (EXPENSE) BENEFIT: The Corporation recognized a tax benefit in 1994 of 17.2% of pretax loss whereas in 1993 the Corporation's tax expense was 42.1% of pretax income. A full tax benefit was not provided on the Corporation's 1994 loss due to uncertainty of realization causing the disparity in the rate of tax benefit recognized in 1994 compared to the the rate of tax expense recognized in 1993. After recognizing a tax benefit for that portion of the Corporation's loss which is available for carryback to prior years, the remaining net deferred tax assets, consisting of deductible temporary differences, were reduced by a valuation allowance which was established to reduce the carrying value of deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty. See the "Taxes on Income" Note to Consolidated Financial Statements.

MINORITY INTERESTS IN NET (INCOME) LOSS OF SUBSIDIARIES: The minority interests share of the consolidated majority-owned subsidiary's 1994 net loss stems primarily from the net losses of MK Rail and McConnell Dowell.

FINANCIAL CONDITION
1994 COMPARED TO 1993

LIQUIDITY AND CAPITAL RESOURCES (THOUSANDS OF DOLLARS)

                                                                  1994        1993
Cash and cash equivalents:
  Beginning of period                                           $ 91,879    $134,011
  End of period                                                   79,400      91,879
Total debt, December 31,                                        $242,292    $ 47,006

                                                                     Year Ended
                                                                     December 31
                                                                ---------------------
                                                                  1994        1993
Net cash provided (used) by:
  Operating activities                                         $(227,677)   $(64,277)
  Investing activities                                            52,497         894
  Financing activities                                         $ 161,370    $ 21,276


  Total capitalization at December 31, 1994 was $300.1 million, composed of $242.3 million debt and $57.8 million stockholders' equity compared to total capitalization at December 31, 1993 of $454.0 million, composed of $47.0 million debt and $407.0 million stockholders' equity.

  Net cash used for operating activities in 1994 of $227.7 million was primarily due to a $136.0 million increase in inventories ($26.3 million for MK Rail and $109.7 million for the Transit segment). Net cash used for operating activities in 1993 of $64.3 million was the result of increases in trade receivables, unbilled receivables and a significant increase in MK Rail and Transit segment inventories.

  Net cash provided by investing activities in 1994 of $52.5 million included
(i) $88.4 million net proceeds from MK Rail's IPO, (ii) $27.0 million net proceeds from purchases and sales of securities available for sale, principally those securities held for sale in connection with the Corporation's self-insured risk management programs and (iii) $12.4 million cash proceeds from sales of investments in and collection of receivables from affiliates less (i) $44.4 million for net acquisitions of property and equipment, including $15.3 million for MK Rail's additions to its leased locomotive fleet (ii) $30.9 million for investments in affiliates, including $11.0 million for MIBRAG mbH, $3.7 million for additional investment in McConnell Dowell, $3.9 million in connection with Touchstone (a wholly-owned subsidiary of MK Rail) and $12.3 million for prepaid rent in connection with MK Rail's formation of a wholly-owned subsidiary in Mexico. Net cash of $.9 million provided by investing activities in 1993 included $47.9 provided by the proceeds from sale of marketable securities less $46.8 million used for net acquisitions of fixed assets and other investments.

  Net cash provided by financing activities in 1994 of $161.4 million included $186.5 million net borrowings of short- and long-term debt, reduced by the payment of $25.6 million cash dividends to stockholders. Financing activities in 1993 included $44.9 million net borrowings of short- and long-term debt, and the payment of $24.2 million cash dividends to stockholders. During the last quarter of 1993 and the year 1994, the Corporation borrowed, net of repayments, an aggregate of $208.6 million ($22.1 million and $186.5 million, respectively) to finance working capital requirements, property acquisitions, and new business investments.

  The ratio of debt to total capital (debt plus equity) at December 31, 1994 was 80.7%, compared with 10.4% at the beginning of 1994 and 1.6% at the beginning of 1993.

LIQUIDITY

  As of June 16, 1995, the Corporation had available cash of $33.6 million for working capital requirements and, based on internal cash flow projections, the Corporation anticipates that cash generated by operations will meet its cash needs until approximately mid-July 1995, at which time it currently expects such needs to begin to exceed its cash resources. At that time, the Corporation will be required to raise additional equity capital or obtain additional debt financing. The Corporation is currently in negotiations with its lenders to extend the terms of the existing loan facilities and has held discussions with potential equity investors. The Corporation has reached a preliminary understanding with the Steering Committee of its senior lenders pursuant to which, among other things, the terms of the Corporation's existing senior debt would be extended, the Corporation would be provided with approximately $30 million of new financing and the existing indebtedness of the Corporation to the lenders would be secured. This understanding is conditioned upon a number of matters, including the resolution of certain matters relating to liabilities associated with the Transit segment and approval of the other participating lenders. While management is encouraged by these developments, there can be no assurance that the conditions to this understanding will be satisfied or that this understanding with the Steering Committee will be implemented.

  Unless the Corporation is able to obtain alternative sources of cash, the Corporation may, among other alternatives, seek protection from its creditors under the United States Bankruptcy Code. The Corporation believes that, in such circumstances, the ability, if any, of its stockholders to recover their investments would be significantly impaired and that any such recovery, if available, would be substantially delayed.

  The Corporation expects significant negative cash flow from operations during 1995, due primarily to the funding of the losses recognized in 1994 for the Transit segment and interest cost on bank debt. Cash is expected to be generated from the sales of non-core businesses, including MK Gold
Corporation which was sold in June 1995 for $22.5 million cash and the Corporation reached an agreement in principle in June 1995 to sell Western Aircraft, Inc. During the second half of 1995, planned sales of other non-core business units, including MK Rail Corporation, McConnell Dowell and North Pacific construction operations and the investment in AmerBank are, if consummated, expected to generate significant cash which is required to be used to pay down bank debt. No assurance can be given as to the amount or timing of the proceeds from such sales.

  On April 11, 1995, the Corporation and certain current lenders entered into a New Credit Facility under which the lenders provided secured loans of $110.0 million and waived conditions of default under its unsecured credit agreements through May 31, 1995. The agreement established $50.0 million of new credit capacity and the absorption of an existing $60.0 million accounts receivable facility. On April 25, 1995 the Facility was amended to include an additional accounts receivable facility of $12.1 million. The $122.1 million outstanding under the secured loans was due and payable on May 31, 1995. On June 14, 1995, a second amendment was signed which extended the maturity date and waivers to July 31, 1995. Interest on the outstanding balance under the New Credit Facility accrues at prime plus three percent, currently 12 percent, and is payable on the last day of each month. Interest on the unsecured loans, equal to the prime rate, currently 9%, is generally payable on the last day of each month. The banks have not agreed to fund any additional operating cash flow requirements. The New Credit Facility, including amendments, requires bank debt repayments of $31.2 million by July 31, 1995. The Corporation repaid $23.0 million on June 15, 1995.

MK RAIL LOAN AGREEMENTS

  At December 31, 1994, MK Rail had outstanding advances under its revolving Credit Facility ("Facility") of $38.1 million, of which $19.0 million was used to repay amounts outstanding on a $19.0 million credit facility from Canadian Imperial Bank of Commerce and $15.0 million was used to repay additional amounts borrowed. As of December 1, 1994, MK Rail was not in compliance with certain covenants under the Facility, which noncompliance was waived by the bank lender in February 1995. Concurrently, MK Rail entered into an amendment of the Facility that, among other things, modified certain financial covenants, provided additional collateral to the bank lender and provided for a higher rate of interest. On March 31, 1995, MK Rail entered into another amendment of the Facility that, among other things, further modified certain financial covenants. In addition, as of March 31, 1995, MK Rail was not in compliance with certain covenants under the Facility, which non-compliance was waived by the lender bank on June 5, 1995. At December 31, 1994, MK Rail's Touchstone subsidiary was not in compliance with certain covenants under Touchstone's $2.2 million letter of credit facility with a bank lender, which noncompliance was waived by the bank in June 1995.

  It is important for MK Rail to secure at least $10.0 million of credit availability during the remainder of 1995, in addition to the $50.0 million Facility, in order to fund capital needs in its domestic operations. It is also important for MK Rail to secure up to $10.0 million of additional credit availability during the remainder of 1995 to finance the overhaul of locomotives under the Mexican National Railway contract and capital improvements to its leased facilities in Mexico.

  MK Rail has received preliminary non-binding proposals from lending institutions to extend credit to MK Rail of from $75.0 million to in excess of $100.0 million. MK Rail intends to use any loan proceeds to refinance the Facility, to provide additional working capital for domestic operations, and potentially to provide capital for the contract with Mexican National Railway. However, none of these lending institutions has made any written commitment to MK Rail, and no assurance can be given that any such institution will agree to extend a loan on terms that MK Rail will find acceptable.

  In addition, in June 1995, a Mexican bank authorized a $30.0 million credit facility for MK Rail's Mexican subsidiary to finance the subsidiary's purchase of U.S.-manufactured products in connection with the Mexican National Railway contract. MK Rail also was informed in June 1995 that the Export-Import Bank of the United States approved a guarantee of the Mexican bank in connection with the Mexican National Railway contract. However, this financing is subject to numerous contingencies, including completion of negotiations and execution of definitive documents (i) by the Mexican bank, MK Rail's Mexican subsidiary and MK Rail, and (ii) by the Mexican bank and a U.S. bank under which the U.S. bank is to provide funding to the Mexican bank. Due to various factors, including the economic and political climate in Mexico, there can be no assurance that these negotiations will be successfully concluded and a credit facility funded.

  MK Rail's management believes that it is more likely than not that it will obtain the necessary credit facilities. However, no assurance can be given that additional credit will become available. If this credit is not made available, or is less than the amount sought, MK Rail intends to take such actions as it deems necessary to reduce or postpone cash outflows, including reducing certain of its expenses and limiting its capital expenditures. In such case, with respect to the Mexican National Railway contract, MK Rail would seek to defer capital expenditures and utilize locomotives from its own fleet in lieu of overhauling locomotives in the Mexican National Railway fleet. No assurance can be given that Mexican National Railway will accede to these actions.

  In January 1995, Morrison Knudsen of Australia Limited ("MKA"), a wholly-owned subsidiary of MK Rail, entered into a sale/leaseback transaction with an Australian bank for approximately $15.2 million. In February 1995, MKA made the initial drawdown of $4.8 million, of which $3.0 million was held in escrow. In March 1995, the bank declared MKA to be in default under the agreement, rescinded the transaction and recovered the $3.0 million from the escrow account. As guarantor of MKA's obligations to this bank, MK Rail purchased the assets underlying the sale/leaseback agreements which consisted of 12 locomotive cores, certain of which have been fully or partially remanufactured (the "MKA Locomotive Assets"). On June 15, 1995, the Corporation entered into an agreement with MK Rail for the acquisition by the Corporation of all of MK Rail's Australian operations. Under the terms of this agreement, MK Rail agreed to (i) transfer the MKA Locomotive Assets to MKA, (ii) assign all of the common stock of MKA to the Corporation, (iii) discharge all of MKA's indebtedness to MK Rail, and (iv) grant to MKA an exclusive three-year distributorship for MK Rail's products in Australia, New Zealand and Malaysia, subject to satisfaction of certain sales volume requirements.

MK Rail will receive a nominal cash payment and $3.0 million in liquidation value of MKA's redeemable preferred stock bearing, a 9% cumulative dividend. This agreement is subject to the approval of the Australian government authorities.

CURRENCY RISKS

  In the normal course of its business, the Corporation evaluates the use of forward contracts and options to hedge, reduce or eliminate its exposure to fluctuations in foreign currencies. The Corporation does not currently have in place any such direct hedging arrangements. MK Rail's fleet maintenance contract with Mexican National contains an escalation clause that provides for changes in the billings resulting from fluctuations in currency rates and inflation. Such adjustments lag any fluctuations for a period of from one month (in the case of steep inflation) to 12 months (in the case of gradual inflation). During 1994, MK Rail incurred an exchange loss of $1.2 million due to fluctuations in the value of the Mexican peso. The lag referred to above may result in future losses, and MK Rail is evaluating hedging strategies to reduce this exposure.

DIVIDENDS

  The Corporation has had a history of paying cash dividends; however, under the terms of its bank credit agreements, the Corporation is prohibited from paying cash dividends.

OPERATING RESULTS OUTLOOK

  The Corporation's future operating results may be affected by a number of internal and external factors. The Corporation, as a result of rapidly expanding its transit business, is presently engaged in several long-term manufacturing contracts for new transit cars. A high degree of risk and unpredictability attach to the engineering, design and manufacture of any new products, especially to those involving technical complexities, complex fabrication and assembly processes and dependence on outside material suppliers, some in foreign countries, and, in some instances, a newly-trained production workforce. The Corporation has incurred significant losses in its Transit operations. See "Results of Operations -- 1994 Compared to 1993." These factors have and can result in revisions to contract cost estimates, especially in the early stages of pre-production (engineering and prototyping) prior to reaching an economic level of production. When revised contract cost estimates indicate a loss, provision is made currently for the estimated total loss anticipated. The Corporation has and may in the future encounter unusual risks on long-term, fixed-price construction contracts subject to cost estimate revisions, including unforeseen conditions during contract performance, and such factors could impact future operating results. In addition, the Corporation's operations are in part dependent upon governmental funding of infrastructure and environmental projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Corporation. Contract mining services operations may also be adversely affected by weather conditions, the potential for changes in technology, demand, product substitution and political factors which effect alternative fuel decisions. The Corporation's backlog decreased to $3.9 billion at year-end 1994 from $4.1 billion at year-end 1993 reflecting the delays in contract awards and start-up postponements of major new infrastructure projects, and the absence of new work booked during the past year.

  The outlook for the Transit segment remains unfavorable as Transit continues its production of new transit cars and contemplates a decision to idle some of its manufacturing facilities.

  In the fourth quarter of 1994 and through the first six months of 1995, the Corporation experienced extreme cash liquidity shortfalls from operations. While there can be no assurance that the Corporation will be successful in this regard, the Corporation intends to attempt to resolve its liquidity problem through (i) the sale of certain non-core businesses and investments,
(ii) additional working capital borrowings from certain of its current or other lenders and (iii) additional financing or financial restructuring. See
Item 1. "Business -- Recent Developments" in Part I of this Annual Report on Form 10-K.

  The Corporation currently does not have blanket authority from its Surety company for bonding needs. Individual circumstances can be presented to the Surety for consideration. Bonding capacity has been suspended by the Surety, except for approved individual circumstances, pending the release of financial statements and the finalization of banking agreements shown to be satisfactory to meet the ongoing needs of the Corporation. The Corporation anticipates that, if it is able to accomplish the foregoing (as to which there can be no assurance), limited bonding capacity will be reinstated, subject to normal underwriting criteria of the Surety company. Bonding for several new contracts in 1995 has been obtained through joint venture partners.

  The 1995 results of operations will be affected by financial factors such as a substantial increase in interest expense as a result of the Corporation servicing substantially more debt at effectively higher interest rates. In addition, the Corporation expects increases for (i) postretirement health care costs due to significant adverse changes in actuarial assumptions and plan experience and (ii) professional consulting, legal and other expenses in connection with the Corporation's restructuring efforts. The Corporation made decisions in late 1994 and early 1995 to sell certain investments in its non-core businesses. In this connection, the Corporation has determined for those businesses for which the sales decision was made in 1994 the fair value of those investments based on the best information available in the circumstances and accrued for any expected loss. However, there can be no assurance that proceeds received from the ultimate sales of these businesses will not be less than the estimated fair value. The Corporation and MK Rail are the subject of a number of lawsuits by stockholders. These matters and other ongoing legal matters which may adversely impact the future operating results are described in Item 3. "Legal Proceedings" in Part I of this Annual Report on Form 10-K and the "Commitments and Contingencies -- Legal Proceedings" Note to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

1993 COMPARED TO 1992

ENGINEERING AND CONSTRUCTION SEGMENT: Operating income of the E&C segment in the fourth quarter of 1993 was $10.9 million compared to $14.1 million for the comparable 1992 quarter. The 1993 fourth quarter's results were adversely affected by (i) the sluggishness of the private sector market for E&C services and (ii) an increase in operating loss provisions of $1.2 million. In addition, the 1992 fourth quarter was favorably effected by the recognition of additional claim revenue of $1.5 million. Operating income of the Engineering and Construction segment increased in 1993 to $55.4 million from $40.3 million in 1992 due primarily to an improvement in operating results from heavy civil construction, which sustained significant losses on a number of contracts in 1992, but which returned to profitability in 1993.

MK RAIL SEGMENT: MK Rail's operating income in the fourth quarter of 1993 was $4.2 million compared to $3.6 million for the comparable 1992 quarter. This increase resulted from higher levels of sales primarily due to the segment's Australian remanufacturing operations and an increase in shipments of component parts and products. Operating income of MK Rail increased $4.8 million to $10.3 million for the year compared to $5.5 million for 1992, principally due to a substantially higher level of revenue in 1993 and increased operating income from the Australian operations.

TRANSIT SEGMENT: Transit's operating income in the fourth quarter of 1993 was $4.2 million compared to $5.4 million for the comparable 1992 quarter. This decrease resulted primarily from a decrease in the number of transit cars shipped compared to the fourth quarter of 1992. Operating income of Transit increased $5.5 million to $11.0 million for the year 1993 compared to the year 1992, primarily the result of the increased volume of new transit cars shipped to a midwest transit authority begun in the last quarter of 1992 and continuing through 1993.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased $.8 million from $38.2 million in 1992 to $37.4 million in 1993 due in part to reclassifications to cost of revenue of certain period costs deemed to indirectly relate to segment operations.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenditures of $3.7 million by MK Rail, relating to the design of new locomotives intended for sale or lease, were charged to operations in 1993. MK Rail did not incur significant research and development expenses in 1992.

GAINS ON SUBSIDIARIES SALES OF STOCK: In December 1993 MK Gold Company, previously a wholly-owned subsidiary of the Corporation, completed an initial public offering of eight million unissued shares of its common stock at an offering price of six dollars a share. The Corporation recognized a $10.6 million pretax gain because the selling price per share exceeded the Corporation's carrying cost per share. Concurrent with the initial public offering, the Corporation sold one million shares of MK Gold's common stock to the public and recognized a $2.1 million pretax gain.

INTEREST EXPENSE: Interest expense in 1993 increased to $3.3 million compared to $1.7 million of interest expense in 1992 (excluding $10.6 million of original issue discount recognized in 1992 prior to the redemption for cash of the outstanding LYONs in 1992). The increase reflects the rise in the average short-term borrowings outstanding from $1.4 million in 1992 to $41.1 million in 1993, partially offset by a decline in the weighted average interest rate in 1993 compared to 1992.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED AFFILIATES: The increase in the Corporation's share of investee net losses from $.1 million in 1992 to $5.8 million in 1993 reflect increases in the Corporation's share of losses including (i) $.7 million from Texas TGV Corporation, (ii) $2.9 million from a new venture investment, (iii) $1.2 million from McConnell Dowell Corporation Limited ("MDC") (for the period prior to consolidation in July
1993), and a reduction in interest income from MDC in 1993.

OTHER INCOME (EXPENSE), NET: Other income, net increased from $23.7 million in 1992 to $25.8 million in 1993. See the "Other Income (Expense) Net" Note to Consolidated Financial Statements.

INCOME TAX (EXPENSE) BENEFIT: The effective tax rates for the past two years have been 44.3% in 1992 and 42.1% in 1993. These rates are higher than the U.S. statutory rates of 34% in 1992 and 35% in 1993, because they include both foreign income, which generally continues to be taxed at rates higher than the U.S. statutory rate, and state income taxes. The Corporation changed its method of accounting for income taxes effective January 1, 1993. The impact of this change was not significant.

FINANCIAL CONDITION

1993 COMPARED TO 1992

- --------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
(THOUSANDS OF DOLLARS)
- --------------------------------------------------------------------------------
                                                              1993       1992
- --------------------------------------------------------------------------------
Cash, cash equivalents, and short-term investments          $ 91,879  $ 177,692
Net cash provided (used) by:

  Operating activities                                       (64,277)   173,905
  Investing activities                                           894     35,762
  Financing activities                                        21,276   (214,602)
- --------------------------------------------------------------------------------


  Total capitalization at December 31, 1993 was $454.0 million composed of $47.0 million debt and $407.0 million equity.

  The Corporation's primary sources of short-term financing during the past few years were customer advances, particularly for the Transit segment, sale of short-term investments and operations. However, in 1993, net cash generated by operations decreased compared to the previous year, primarily as a result of increased accounts receivable and inventory levels and a decrease in customer advances, particularly for the Transit segment. The increase in accounts receivable, including customer's retentions, which increased $17.9 million at December 31, 1993 compared with December 31, 1992 was due principally to increased revenues. The increased inventory levels at year-end 1993 primarily reflected higher inventory levels necessary to support the Transit segment's expanding role as a fully-integrated manufacturer of transit cars and MK Rail's growth as a vertically integrated locomotive manufacturer and supplier of after market railway products. The decreases in customer advances in 1993 of $75.7 million were used primarily to fund Transit's inventories.

  Excluding $47.9 million of cash provided from the sale of short-term investments, net cash used for investments declined in 1993. In 1993 net cash used for investing activities included $52.2 million that was invested in property, plant and equipment, primarily for Transit's leasehold improvements, manufacturing machinery, and equipment. Aside from certain owned facilities, the Corporation leases the majority of its facilities and certain construction equipment under noncancelable operating leases. In 1993, rent expense under all operating leases was $38.8 million. The Corporation's future lease commitments are discussed in the "Commitments and Contingencies" Note to Consolidated Financial Statements.

  Net cash provided by financing activities increased in 1993 compared to 1992. In 1992, the Corporation redeemed the LYONs for cash and paid down loan balances assumed in business combinations. In 1993, the Corporation borrowed short-term to finance working capital needs. The Corporation expects that it will continue to incur short-term borrowings from time to time to finance Transit and Engineering and Construction working capital needs.

  The Corporation had available from banks $135.0 million under committed revolving credit agreements. The Corporation subsequently negotiated with banks to replace its two unsecured revolving credit agreements with a $150.0 million revolving credit facility by March 31, 1994.

QUARTERLY FINANCIAL DATA
(Thousands of dollars except share data)

Selected quarterly financial data for each of the two years in the period ended December 31, 1994, is presented below. Computations of earnings (loss) per common share for each quarter and the annual period are independent.

- --------------------------------------------------------------------------------
1994 Quarter                           1st         2nd         3rd        4th
- --------------------------------------------------------------------------------
Revenue                             $541,301    $591,444   $735,482    $636,072
Operating income (loss)               14,172     (64,829)     1,507    (305,744)
Net income (loss)                      9,652     (40,466)    (3,201)   (315,620)
Earnings (loss) per common share         .30       (1.24)      (.10)      (9.64)
- --------------------------------------------------------------------------------
Dividends declared                      $.20        $.20       $.20        $.20
Market price
  High                                $29.12      $29.87     $21.50      $17.87
  Low                                  24.37       20.12      15.12       12.25
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
1993 Quarter                           1st         2nd         3rd        4th
- --------------------------------------------------------------------------------
Revenue                             $560,195    $655,392   $733,840    $773,116
Operating income                      17,876      17,843     21,496      19,247
Net income                             7,883       8,207      9,250      10,427
Earnings per common share                .26         .27        .30         .33
- --------------------------------------------------------------------------------
Dividends declared                      $.20        $.20       $.20        $.20
Market price
  High                                $22.25      $25.62     $27.12      $26.50
  Low                                  19.37       19.75      23.75       21.75
- --------------------------------------------------------------------------------


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION AND SUBSIDIARIES
     Consolidated Financial Statements as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994

                                                                    PAGE(S)
        Independent Auditors' Report                                 II-15
        Consolidated Statements of Operations                        II-16
        Consolidated Statements of Cash Flow                         II-17
        Consolidated Balance Sheets                               II-18, II-19
        Consolidated Statements of Stockholders' Equity              II-20
        Notes to Consolidated Financial Statements               II-21 -- II-39

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Morrison Knudsen Corporation

We have audited the accompanying consolidated balance sheets of Morrison Knudsen Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Table of Contents at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morrison Knudsen Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in "Notes to Consolidated Financial Statements -- Commitments and Contingencies" the Corporation is a defendant in litigation filed by its stockholders and the stockholders of one of its subsidiaries. Although the Corporation has recorded its estimate of the minimum liability, the ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for additional loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming the Corporation will continue as a going concern. As discussed in "Notes to Consolidated Financial Statements -- Basis of Presentation and Management's Plans", the Corporation: had substantial losses and negative cash flow from operations in 1994, which significantly reduced stockholders' equity and resulted in a substantial retained deficit and a working capital deficit at December 31, 1994; was not in compliance with certain financial covenants of certain of its credit agreements at December 31, 1994 and subsequently failed to meet scheduled repayment terms; and will require additional funding to cover substantial expected negative cash flows in 1995. In addition, substantially all of the Corporation's short term debt agreements expire on July 31, 1995. If the Corporation is unable to obtain adequate financing it may be required to seek protection under the United States Bankruptcy Code in order to continue operating. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in "Notes to Consolidated Financial Statements -- Basis of Presentation and Management's Plans." The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As emphasized in "Notes to Consolidated Financial Statements -- Estimated Losses on Uncompleted Contracts", the Corporation recorded significant provisions for losses during 1994 related to revised estimates of costs to be incurred to complete certain transit car contracts. These management estimates are based on numerous assumptions which, if not ultimately achieved, could result in additional revisions of the estimates of costs to complete the transit car contracts and such revisions could be material.

As discussed in "Notes to Consolidated Financial Statements -- Benefit Plans," the Corporation changed its method of accounting for postretirement health care costs in 1992 to conform with Statement of Financial Accounting Standards No. 106.

 /s/ Deloitte & Touche, LLP

DELOITTE & TOUCHE, LLP
Boise, Idaho
June 26, 1995

CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


- ----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                      1994          1993          1992
- ----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                                 $  2,504,299  $  2,722,543  $  2,284,931
Cost of revenue                                                                           (2,859,193)   (2,646,081)   (2,233,624)
- ----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                     (354,894)       76,462        51,307
General and administrative expenses                                                          (33,087)      (37,358)      (38,160)
Research and development expenses                                                             (5,168)       (3,701)           --
Interest expense                                                                             (11,658)       (3,277)      (12,307)
Other income (expense), net                                                                  (18,890)       25,827        23,676
Equity in net income (loss) of unconsolidated affiliates                                      11,390        (5,757)         (133)
Gains on subsidiaries sales of stock                                                          25,284        10,602            --
Gain (loss) on disposition of investments in affiliates, net                                 (26,123)           --            --
Provision for litigation settlement                                                          (29,000)           --            --
- ----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, minority interests, extraordinary charge,
  and cumulative effect of accounting change                                                (442,146)       62,798        24,383
Income tax (expense) benefit                                                                  76,259       (26,459)      (10,813)
Minority interests in net (income) loss of subsidiaries                                       16,252          (572)         (134)
- ----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary charge and cumulative effect of
  accounting change                                                                         (349,635)       35,767        13,436
Extraordinary charge from write-off of unamortized debt issue cost, net of tax                    --            --        (3,096)
Cumulative effect of accounting change for postretirement health care costs,
  net of tax                                                                                      --            --       (17,403)
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                          $(349,635)     $(35,767      $0(7,063)
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
Income (loss) before extraordinary charge and cumulative effect of
  accounting change                                                                          $(10.75)        $1.15         $(.44
Extraordinary charge                                                                              --            --          (.10)
Cumulative effect of accounting change                                                            --            --          (.57)
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                            $(10.75)        $1.15         $(.23)
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Common shares used to compute earnings (loss) per share                                   32,528,000    30,991,200    30,410,600
- ----------------------------------------------------------------------------------------------------------------------------------
Dividends per share                                                                             $.80          $.80          $.80
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)

- ----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                       1994         1993 (A)      1992 (A)
- ----------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                                          $(349,635)     $ 35,767      $  7,063)
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
  Cumulative effect of accounting change and extraordinary charge                                 --            --        32,029
  Depreciation and amortization                                                               50,479        39,114        31,338
  Equity in net (income) loss of investees less dividends received                           (10,490)        5,973         1,250
  Provisions for (reversals of) estimated losses on uncompleted contracts                    154,769        (6,161)        6,080
  Provision for (benefit from) deferred income taxes                                         (59,445)        4,156       (11,087)
  Provisions for non-current liabilities                                                      32,855         6,895         6,015
  Provision for litigation settlement                                                         29,000            --            --
  Amortization of original issue discount less payment of $32,285                                 --            --       (21,679)
  Gains on subsidiaries sales of stock                                                       (25,284)      (10,602)           --
  Loss on disposition of investments in affiliates, net                                       26,123            --            --
  (Gain) loss on dispositions of property                                                      7,033       (14,677)      (15,915)
  Write-downs of investments and non-current assets                                           43,806            --            --
  Minority interests in net income, (loss) of subsidiaries                                   (16,252)          572           134
  Cash paid to prefund workers' compensation liability                                       (44,100)           --            --
  Other items, net                                                                            (4,186)        6,803         7,425
  Change in current assets and liabilities, net of effects of purchases of businesses:
    Accounts receivable and unbilled receivables                                             (14,338)      (72,670)        4,766
    Inventories                                                                             (136,047)      (38,306)      (19,939)
    Investments in and advances to construction joint ventures                                67,693          (286)       (9,550)
    Other current assets                                                                      11,870       (15,395)       (1,967)
    Accounts payable, accrued compensation and other liabilities                             (13,160)       19,246        41,635
    Income taxes payable (refundable)                                                            (90)       (1,423)      (19,887)
    Billings in excess of costs and earnings on uncompleted contracts                         11,622        52,430        20,317
    Customer advances, net                                                                    10,100       (75,713)      130,003
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                            (227,677)      (64,277)      173,905
- ----------------------------------------------------------------------------------------------------------------------------------
Investing activities
Short-term investments, net                                                                       --        47,859        90,488
Property and equipment acquisitions                                                          (74,078)      (52,187)      (35,668)
Property and equipment disposals                                                              29,690         5,341         7,399
Purchase of securities available for sale                                                    (24,786)           --            --
Proceeds from sales of securities available for sale                                          51,821            --            --
Proceeds from subsidiaries sales of stock                                                     88,365            --            --
Investments in and receivables from unconsolidated affiliates                                (10,992)       (9,605)      (12,450)
Proceeds from sales of investments in unconsolidated affiliates                                6,943            --            --
Collection of affiliate receivables                                                            5,413         4,013        25,302
Other investing activities, net                                                              (15,979)        1,104        (8,961)
Purchases of businesses, net of cash acquired                                                 (3,900)        4,369       (30,348)
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                              52,497           894        35,762
- ----------------------------------------------------------------------------------------------------------------------------------
Financing activities
Net borrowings (repayments) under credit agreements and short-term debt, net                 151,191        43,810       (22,134)
Borrowings of long-term debt                                                                  48,027         1,526            --
Payments of long-term debt                                                                   (12,744)         (399)     (171,813)
Proceeds from stock issued and other equity transactions                                         509           503         1,875
Dividends paid                                                                               (25,613)      (24,164)      (22,530)
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                             161,370        21,276      (214,602)
- ----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                        1,331           (25)           --
- ----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                             (12,479)      (42,132)       (4,935)
Cash and cash equivalents at beginning of period                                              91,879       134,011       138,946
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $79,400       $91,879      $134,011
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                                $10,786        $7,076       $36,616
Income taxes paid (refunded), net                                                            (17,832)       25,034        30,257
Acquisitions of assets and businesses for stock:
  Property, plant and equipment and other assets                                              12,619        10,700            --
  Goodwill and other intangibles                                                              19,840         7,248            --
  Long-term debt                                                                              (4,675)           --            --
  Other liabilities assumed                                                                   (5,277)       (2,535)           --
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------


(a) Certain amounts reclassified to conform to 1994 financial statement presentation.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

DECEMBER 31,                                                1994      1993 (A)
- --------------------------------------------------------------------------------
ASSETS
- --------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                                $  79,400  $  91,879
Accounts receivable including retentions of $45,396
  and $62,800                                              244,239    231,021
Unbilled receivables                                       136,128    145,292
Refundable income taxes, net                                20,002     21,096
Inventories, net of advances of $293,696 and $231,495      268,580    133,350
Investments in and advances to construction joint
  ventures                                                  12,854     80,547
Deferred income taxes                                       72,301     25,019
Other                                                       32,151     45,114
- --------------------------------------------------------------------------------
Total current assets                                       865,655    773,318
- --------------------------------------------------------------------------------

Investments and other assets
Securities available for sale, at fair value                25,101     51,143
Investments in and advances to unconsolidated
  affiliates                                                71,382     62,649
Goodwill and other intangibles, net                         45,556     36,284
Other investments and assets                                47,954     81,884
- --------------------------------------------------------------------------------
Total investments and other assets                         189,993    231,960
- --------------------------------------------------------------------------------

Property and equipment, at cost
Land and mineral rights                                     20,313     21,131
Buildings and improvements                                 170,606    158,719
Machinery and equipment                                     80,594     67,187
Construction equipment                                     194,186    226,221
Leased locomotives                                          15,333         --
- --------------------------------------------------------------------------------
Total property and equipment                               481,032    473,258
Less accumulated depreciation                             (263,771)  (255,155)
- --------------------------------------------------------------------------------
Property and equipment, net                                217,261    218,103
- --------------------------------------------------------------------------------
Total assets                                            $1,272,909 $1,223,381
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

(a) Certain amounts reclassified to conform to 1994 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

- --------------------------------------------------------------------------------
DECEMBER 31,                                                  1994    1993 (a)
- --------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term and current portion of long-term debt        $  194,929  $  37,238
Accounts payable including retentions of $30,475 and
  $45,951                                                  266,225    293,746
Accrued salaries, wages and benefits                        53,188     46,507
Accruals for estimated losses on uncompleted contracts     155,699        930
Other accrued liabilities                                   63,955     59,026
Billings in excess of costs and earnings on
  uncompleted contracts                                    106,535     95,307
Advances from customers                                    157,888    147,788
Dividends payable                                            6,850      6,423
- --------------------------------------------------------------------------------
Total current liabilities                                1,005,269    686,965
- --------------------------------------------------------------------------------
Non-current liabilities
Deferred income taxes                                       11,896     24,189
Deferred compensation                                       18,001     13,524
Deferred income                                             12,764        147
Accrued workers' compensation insurance and other
  non-current liabilities                                   17,571     46,597
Accrued postretirement benefit obligation                   27,934     26,506
Debt due after one year                                     47,363      9,768
Accrued litigation settlement                               29,000         --
- --------------------------------------------------------------------------------
Total non-current liabilities                              164,529    120,731
- --------------------------------------------------------------------------------
Commitments and contingencies
- --------------------------------------------------------------------------------
Minority interests in subsidiaries                          45,315      8,718
- --------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, par value $.10, authorized
  10,000,000 shares, none issued
Common stock, par value $1.67, authorized
  100,000,000 shares, issued 33,490,664 and
  32,698,179 shares                                         55,818     54,494
Capital in excess of par value                             272,594    252,250
Retained earnings (deficit)                               (248,209)   127,466
Treasury stock, 626,434 and 1,080,184 shares, at cost      (11,116)   (19,435)
Unearned compensation -- restricted stock                   (2,473)    (5,837)
Cumulative translation adjustments                          (8,239)    (1,971)
Net unrealized holding loss on securities available
  for sale                                                    (579)        --
- --------------------------------------------------------------------------------
Total stockholders' equity                                  57,796    406,967
- --------------------------------------------------------------------------------
Total liabilities and stockholders' equity              $1,272,909 $1,223,381
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

- ----------------------------------------------------------------------------------------------------------------------------------
                                                 SHARES OF
                                                 COMMON STOCK (A)
                                                                                     CAPITAL IN  RETAINED
                                                            COMMON       EXCESS OF   EARNINGS    TREASURY
                                                 ISSUED     TREASURY     STOCK       PAR VALUE   (DEFICIT)     STOCK       OTHER
- ----------------------------------------------------------------------------------------------------------------------------------
December 31, 1991                              31,887,650  (1,801,384)    $53,145    $230,304   $ 146,693    $(32,761)   $ (1,231)
Net loss                                                                                           (7,063)
Dividends declared                                                                                (23,200)
Stock option and award plans                      184,703     375,546         308       4,993                   7,073      (3,456)
Treasury stock acquired                                        (6,540)                                           (271)
Compensation amortization                                                                                                     443
Foreign currency
  translation adjustments                                                                                                    (146)
Transactions of
  pooled companies                                                                      1,040        (100)
- ----------------------------------------------------------------------------------------------------------------------------------
December 31, 1992                              32,072,353  (1,432,378)     53,453     236,337     116,330     (25,959)     (4,390)
Net income                                                                                         35,767
Dividends declared                                                                                (24,631)
Stock issued in
  business combinations                           471,996                     787      11,653
Stock option and award plans                      153,830     365,567         254       4,260                   6,847      (3,087)
Treasury stock acquired                                       (13,373)                                           (323)
Compensation amortization                                                                                                     910
Foreign currency
  translation adjustments                                                                                                  (1,241)
- ----------------------------------------------------------------------------------------------------------------------------------
December 31, 1993                              32,698,179  (1,080,184)     54,494     252,250     127,466     (19,435)     (7,808)
Net loss                                                                                         (349,635)
Dividends declared                                                                                (26,040)
Stock issued in business
  combinations                                    770,000                   1,283      19,012
Stock option and award plans                      109,473     380,852         186       2,646                   7,161
Reclassifications                                 (86,988)     86,988        (145)     (1,314)                  1,459
Treasury stock acquired                                       (14,090)                                           (301)
Compensation amortization                                                                                                   3,364
Foreign currency
  translation adjustments                                                                                                  (6,268)
Unrealized holding gain (loss), net                                                                              (579)
- ----------------------------------------------------------------------------------------------------------------------------------
December 31, 1994                              33,490,664    (626,434)(a) $55,818    $272,594   $(248,209)   $(11,116)   $(11,291)
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Treasury stock at December 31, 1994 includes 198,593 shares of unallocated stock held by the Employee Stock Ownership Plan Trust and 427,841 shares held in trust for distribution under variable-price stock options.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

The term "Corporation" as used in this Annual Report includes Morrison Knudsen Corporation and its consolidated subsidiaries unless otherwise indicated.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Corporation and all of its majority-owned subsidiaries except for the accounts of MK Rail Corporation's ("MK Rail") majority-owned Argentine subsidiary, MK Rail Systems of Argentina, S.A. See the "Disposition of Investments in Affiliates" Note to Consolidated Financial Statements. Investments in 20 percent to 50 percent owned companies and joint ventures are accounted for by the equity method. The Corporation's proportionate share of joint venture revenue, cost of revenue and operating income (loss) is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES: The preparation of the Corporation's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods for long-term contracts.

     The E&C segment has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term construction contracts. However, due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs will be further revised in the near-term for certain major construction projects in the early stages of progress.

     The Transit segment makes significant assumptions concerning cost estimates for labor productivity rates and material price and usage as well as production schedules for new transit car contracts in the early stages of production. Due to the uncertainties inherent in the estimation process, and the magnitude of the new transit car contracts in the early stages of production at December 31, 1994, it is at least reasonably possible that completion costs for some uncompleted new transit car contracts will be further revised in the near-term and such revisions could be material.

     MK Rail makes significant assumptions concerning cost estimates for material price and usage and labor productivity for remanufactured locomotives under long-term contracts and locomotive fleet maintenance contracts. Due to uncertainties inherent in the estimation process, it is reasonably possible that the costs for uncompleted long-term contracts at December 31, 1994 will be further revised in the near-term.

RECOGNITION OF REVENUE: The Corporation recognizes revenue on construction contracts, including substantially all of its construction joint-venture contracts, on the percentage-of-completion method, based on the proportion of costs incurred on the contract to total estimated contract costs. Construction-management and engineering contract revenue is recognized on the accrual method. Revenue is recognized on long-term MK Rail and Transit contracts when products are shipped and, under certain contracts -- upon acceptance by the customer.

     Costs of revenue for MK Rail's remanufactured locomotives and Transit's new and remanufactured transit cars are determined on the basis of the estimated average cost of all units to be produced under uncompleted long-term contracts.

     MK Rail recognizes revenue on long-term maintenance contracts based upon a percentage of the expected gross margin. Under the terms of the maintenance contracts, significant costs are incurred in the early years (locomotive overhauls and fleet normalization), while payments from the customers remain relatively constant throughout the life of the contract. By using a percentage of the expected gross margin to recognize revenue under the maintenance contracts, appropriate consideration is given to the risks associated with the nature of the contracts.

     Revisions in uncompleted contract revenue and cost estimates are reflected in the accounting period when known. Any anticipated losses on uncompleted contracts are charged to operations as soon as they are determinable. Claims for additional contract revenue in excess of original contract price are recognized when an offer to settle has been received from the customer.

UNBILLED RECEIVABLES: Unbilled receivables arise when revenues have been recorded but amounts cannot be billed under the terms of the contracts but are recoverable from customers upon various measures of performance such as quantities excavated or delivered, costs incurred, time schedules or completion of the contracts. Amounts of unbilled receivables in the balance sheets at December 31, 1994 and 1993 represent (i) unbilled amounts arising from the use of the percentage-of-completion method of accounting, (ii) incurred costs to be billed under cost-reimbursement-type contracts, or (iii) amounts arising from routine lags in billing (for example, for work completed in one month but not billed until the next month pursuant to contract terms). Substantially all the unbilled receivables at December 31,

1994, net of progress payments, if any, are expected to be collected during 1995.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES: The Corporation includes in current assets and liabilities amounts realizable and payable under Engineering and Construction, MK Rail and Transit segment contracts that extend beyond one year. Accounts receivable at December 31, 1994 include $19,051 of retentions, generally payable by customers on final acceptance, which are expected to be collected after 1995.

     Advances received from customers as payments on account of work in progress are regarded as partial payment and reflected as deductions from the related asset. Advances by customers to provide a revolving fund from which to pay contract-related costs are reflected as liabilities until the contract is substantially or fully completed. The Corporation does not pay interest on customer advances.

CASH EQUIVALENTS: Cash equivalents consist of investments in highly liquid securities purchased with an original maturity of three months or less.

INVENTORIES: MK Rail and Transit segment inventories are stated at the lower of cost or market. New transit car and locomotive inventories under long-term contracts consist of actual direct material, labor and manufacturing overhead which are allocated to individual units based on the estimated average production costs of units to be produced under a contract. MK Rail's component part inventories are valued at purchase cost using the last-in first-out (LIFO) method or average production cost.

TRANSIT CAR DESIGN COSTS: Certain initial design and engineering costs on new transit car models are capitalized and amortized over their estimated economic useful lives of five years. The unamortized balance of transit car design and engineering costs at December 31, 1994 and 1993 was nil and $15,519, respectively. Such capitalized costs were included in the balance sheet at December 31, 1993 under the caption "Other investments and assets". The Corporation, in addition to normal periodic amortization, wrote-off $14,725 of capitalized costs in the fourth quarter of 1994 because estimated margins on uncompleted and future contracts was not expected to be sufficient to allow recovery of such costs.

CREDIT RISKS: Financial instruments which potentially subject the Corporation to concentrations of credit risks consist of cash equivalents, securities available for sale and accounts receivable and unbilled receivables.

     The Corporation by policy, limits the amount of credit exposure to any one financial institution and places the investments with financial institutions evaluated as highly creditworthy. Concentrations of credit with respect to accounts receivable and unbilled receivables are limited due to the Corporation's credit evaluation process. Historically, the Corporation has not incurred any significant credit-related losses.

DEPRECIATION AND AMORTIZATION: The cost of buildings and office furniture and equipment is depreciated on the straight-line method over periods from three to 30 years. The cost of construction equipment (less salvage values of 10 to 20%) is depreciated on the straight-line method over periods from five to 10 years. Certain specialty equipment is depreciated using the units-of-production method and may have salvage values which exceed 20% of original cost. The cost of leased locomotives is depreciated on the straight-line method over periods from five to 15 years. The cost and accumulated depreciation of property and equipment disposals are removed from the accounts, and gains or losses are reflected in the results of operations of the period.

GOODWILL AND OTHER INTANGIBLES: Goodwill, cost in excess of the net assets of businesses acquired, is amortized on the straight-line method over periods ranging from five to 30 years. Cost of noncompete agreements is amortized on the straight-line method over their contract periods of three and 10 years. Cost of patents is amortized on the straight-line method over periods not exceeding seven years. In periods subsequent to purchase acquisitions giving rise to goodwill or other intangible assets, the Corporation periodically evaluates the existence or extent of an impairment of the unamortized amounts. Accumulated amortization at December 31, 1994 and 1993, was $11,519 and $2,741, respectively.

PROJECT DEVELOPMENT COSTS: The Corporation defers certain costs related to the design, engineering and construction of certain major projects. Such costs include licenses, fees, permits, outside professional consulting costs and engineering and technical labor costs which are expected to benefit future operations. Such costs are capitalized as part of the project when the project becomes operational. When the commercial success of a particular project becomes doubtful, deferred development costs are written off immediately. Project development costs of $6,406 and $5,922 were deferred at December 31, 1994 and 1993, respectively, and are included in the balance sheets under the caption "Other investments and assets".

FOREIGN CURRENCY TRANSLATION: The functional currency for the majority of the Corporation's foreign operations is the applicable local currency. Translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses, net of applicable deferred income taxes, resulting from such translation are deferred as a separate component of stockholders' equity until disposition or substantial disposition of the investment. Gains or losses resulting from foreign currency transactions are included in the results of operations of the period in which the transaction is completed.

INCOME TAXES: Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In addition, future tax benefits, such as net operating loss carryforwards are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years. Adoption of this statement did not have a material effect on the financial statements of the Corporation.

RESEARCH AND DEVELOPMENT: Corporation-sponsored research and development expenditures related to MK Rail and Transit products are expensed as incurred.

INVESTMENTS IN DEBT AND EQUITY SECURITIES: The Corporation classifies investments in equity securities that have readily determinable fair values and all investments in debt securities into three categories at the time of purchase and re-evaluates such designation as of each balance sheet date. The Corporation adopted, effective January 1, 1994, Statement of Financial Accounting Standard No. 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities in the balance sheet. Unrealized holding gains and losses are reflected as a separate component of stockholders' equity.

DERIVATIVES: Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard No. 119 DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. The Statement requires certain disclosures about derivative financial instruments, such as, futures and forward contracts, and other financial instruments with similar characteristics.

     Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in the results of operations as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and recognized in the results of operations or as adjustments of carrying amounts when the hedged transaction occurs.

VALUATION OF CARRYING AMOUNTS OF INVESTMENTS: When the Corporation decides to sell its investment in a consolidated subsidiary or an unconsolidated affiliate, and the carrying value of the investment exceeds its fair value, the Corporation accrues an expected loss on disposition. The Corporation determines fair value based on the best information available in the circumstances.

EARNINGS (LOSS) PER SHARE: Earnings (loss) per share are computed based on the weighted average number of shares outstanding plus the dilutive effect of shares issuable upon assumed exercise of stock options, reduced by the shares which could be purchased with the assumed proceeds from such shares, if dilutive.

BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

The Corporation's consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. There are certain conditions that raise substantial doubt about the Corporation's ability to continue as a going concern:

- -    The Corporation reported a net loss of $349,635 for the year ended December
     31, 1994, including a $224,680 pretax operating loss from the Transit segment.

- -    Net cash used by the Corporation's operating activities was $227,677 for the year ended December 31, 1994.

- -    At December 31, 1994 stockholders' equity was $57,796 and included a retained deficit of $248,209.

- -    At December 31, 1994 there was a working capital deficit of $139,614.

- -    At December 31, 1994 the Corporation was not in compliance with certain financial covenants under its unsecured credit agreements and subsequently failed to meet scheduled repayment terms.

- -    The Corporation expects significant negative cash flow from operations in
     1995 and will require additional funding to cover expected negative cash flows.

- -    Although the Corporation has received bank waivers on covenant defaults under its unsecured credit agreements, additional funding of $50,000 from its banks (of which $23,000 has been repaid at June 15, 1995) and received extensions of all the bank credit agreements through July 31, 1995, there is no assurance that the banks will extend the agreements beyond July 31, 1995 or provide any additional funding.

- -    If the Corporation is unable to obtain adequate financing it may be required to seek protection under the United States Bankruptcy Code in order to continue operating.

     The Corporation's ability to continue as a going concern is dependent upon renewing or replacing the bank debt when it matures on July 31, 1995, obtaining additional debt or equity capital to fund negative operating cash flows and returning the Corporation to profitable operations. In this connection, the Corporation has adopted the following operating and management plans to:

- -    Minimize the unfavorable effect of the Transit segment by selling or separately financing that operation and pursue contract negotiations or other remedies to minimize or defer the losses associated with several of the new transit car contracts.

- -    Sell non-core businesses and use the cash proceeds to substantially reduce the debt burden.

- -    Successfully resolve the stockholders' litigation. See the "Commitments and
     Contingencies -- Legal Proceedings" Note to Consolidated Financial Statements.

- -    Continue negotiations with the banks to obtain any short-term funding that may be required and to obtain additional extensions of the waivers of non-compliance with the financial covenants under existing credit agreements.

- -    Continue to obtain new, profitable contracts and to generate positive cash flow from operations in 1996 and beyond.

     Although the results of these actions cannot be predicted with certainty, management believes that if the Corporation can continue to receive the cooperation of its banks, and can obtain additional debt or equity financing to fund the negative cash flow from operations in 1995, that the Corporation has the ability ultimately to return to profitability and pay off or refinance the existing bank debt.

RESTRICTED CASH

The Corporation is restricted in accessing the cash flows of certain non-wholly owned, publicly traded domestic and foreign subsidiaries, because of certain restrictive debt covenants and technical and legal requirements. Of the $79,400 in cash and cash equivalents at December 31, 1994, $12,459 is restricted or otherwise committed.

SECURITIES AVAILABLE FOR SALE

The Corporation has a portfolio of securities consisting primarily of foreign government bonds, maintained in support of the Corporation's self-insurance programs. Maturities of debt securities in the portfolio available for sale at December 31, 1994 follows:

- --------------------------------------------------------------------------------
DECEMBER 31,                                                    1994
- --------------------------------------------------------------------------------
                                                     Fair
Due in                                              Value               Cost
- --------------------------------------------------------------------------------
1995                                              $ 7,636            $ 7,636
1996 -- 1999                                        9,742             10,118
2000 -- 2004                                        7,063              7,255
2005 and after                                        660                671
- --------------------------------------------------------------------------------
Totals                                            $25,101            $25,680
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Gross unrealized holding gains and losses at December 31, 1994, were $7 and $586, respectively. The change in net unrealized holding gain from January 1, 1994 to December 31, 1994 was a $2,616 net unrealized holding loss. The proceeds from sales of securities available for sale in 1994 amounted to $51,821 which resulted in $2,638 of realized gains and $1,066 of realized losses based upon specific identification of the securities sold.

SUBSIDIARIES SALES OF STOCK

MK GOLD COMPANY: On December 21, 1993, MK Gold Company, ("MK Gold") then a wholly-owned subsidiary of the Corporation, completed an initial public offering ("IPO") of 8,000,000 shares of its common stock at an offering price of $6.00 a share. The Corporation recorded a $10,602 pretax gain on the IPO because MK Gold's offering price per share exceeded the Corporation's carrying value per share. Concurrent with MK Gold's IPO, the Corporation sold 1,000,000 shares of MK Gold's common stock to the public, at a price of six dollars a share. These sales reduced the Corporation's investment to 50%. In January 1994, MK Gold sold additional common stock to the public which reduced the Corporation's investment to 46.4%. The Corporation recognized a pretax gain of $1,255 in 1994 with respect to such shares, because MK Gold's public offering price per share exceeded the Corporation's carrying value per share. Beginning December 1993 the Corporation has accounted for its investment in MK Gold by the equity method. See the "Subsequent Events -- Changes in Business" Note to Consolidated Financial Statements.

MK RAIL CORPORATION: On May 3, 1994, MK Rail Corporation ("MK Rail") then a wholly-owned subsidiary of the Corporation, completed an IPO of 6,000,000 shares of its common stock at an offering price of $16.00 per share which decreased the Corporation's investment to 65%. The net proceeds to MK Rail from the IPO, after deducting underwriters' discounts, commissions and estimated issuance costs, were $88,365, of which $74,839 was paid to the Corporation, consisting of a $35,600 special dividend and $39,239 to retire outstanding intercompany indebtedness. The Corporation recognized a $24,029 pretax gain with respect to such shares, because MK Rail's public offering price per share exceeded the Corporation's carrying value per share. See the "Subsequent Events -- Changes in Business" Note to Consolidated Financial Statements.

DISPOSITION OF INVESTMENTS IN AFFILIATES

WRITE OFF OF INVESTMENT IN TEXAS TGV CORPORATION: Texas TGV Corporation ("Texas TGV") was awarded a franchise in May 1991 to finance, construct and operate a high speed rail system in Texas. Because Texas TGV failed to provide equity financing by December 31, 1993 as required under the franchise agreement and since its efforts to extend the deadline or to negotiate amendments to the franchise agreement with the Texas High Speed Rail Authority in early 1994 were unsuccessful, the Corporation abandoned the project and wrote-off its $13,828 investment in Texas TGV in June 1994. In December 1994, the Corporation recognized a pretax gain of $1,125 from the sale of substantially all of its ownership interest in Texas TGV.

SALE OF INTEREST IN STRAIT CROSSING DEVELOPMENT, INC.: In October 1993, Strait Crossing Development, Inc., a 45% owned unconsolidated subsidiary ("SCDI"), entered into a development agreement with the government of Canada to design, construct and operate for 35 years an 8.4 mile long toll bridge linking the Atlantic Provinces of New Brunswick and Prince Edward Island. On March 31, 1994, the Corporation entered into an agreement to sell a portion of its common stock investment in SCDI to a third party for $1,301 cash and a $3,576 note receivable with interest at 7% per annum, due and payable on the earlier of the date of final completion of the toll bridge or May 31, 1998. The sale decreased the Corporation's ownership interest in SCDI from 45% to 36%. The Corporation recorded a pretax gain of $4,877 on the change of interest.

SALE OF INVESTMENTS IN TALLERES SUDAMERICANOS S.A. ("TALLERES"), MK RAIL SYSTEMS OF ARGENTINA, S.A. ("MKRSA") AND METROVIAS, S.A. ("METROVIAS"): In November 1994, MK Rail decided to dispose of its operations in Argentina, which consisted of a 24% ownership interest in Talleres, a 16.7% ownership interest in Metrovias and a 51% ownership interest in MKRSA.

     On December 15, 1994, MK Rail completed the sale of its 24% ownership interest in Talleres for $4,300 cash. MK Rail recognized a pretax gain of $1,300 on the sale.

     In May 1995, MK Rail sold its 16.7% ownership interest in Metrovias for $3,500, consisting of $500 in cash and $3,000 in notes receivable, secured by letters of credit. In addition, the purchaser agreed to pay $921 previously owed to MK Rail, comprised of a note receivable secured by letters of credit. MK Rail intends to sell the secured letters of credit related to the combined $3,921 notes receivable. Accordingly, the discounted value of the notes receivable of $3,300 is included in other current assets on the balance sheet at December 31, 1994. In addition to the proceeds discussed above, MK Rail received $1,500 of unsecured notes but did not record this amount as an asset at December 31, 1994, because the recoverability of $1,500 could not be determined.

     Also in May 1995, MK Rail sold a 32% ownership interest in MKRSA for $1,300 in notes receivable. In addition, the purchaser, further agreed to (i) pay $5,200 previously owed to MK Rail and (ii) contribute $1,000 to a new venture on behalf of MK Rail, which contribution will reduce the amounts owed MK Rail. MK Rail is unable to determine if future cash flows from MKRSA's or the new venture's operations will be sufficient to pay the balances owed to MK Rail. Accordingly, all amounts owed to MK Rail by the purchaser, as well as MK Rail's remaining 19% ownership interest in MKRSA, were fully reserved at December 31, 1994. The MKRSA agreement (i) provides MK Rail an option to put its remaining 19% interest in MKRSA and its future investment in the new venture back to the purchaser for $1,200 and $1,000, respectively, and (ii) provides the purchaser a call option with terms consistent with the put option. MK Rail expects the exercise of either option no later than the third quarter of 1996. MK Rail recognized a pretax loss of $12,360 in 1994 in connection with the disposition of its ownership interests in Metrovias and MKRSA.

SALE OF INVESTMENTS IN DEVELOPMENT STAGE COMPANIES: In December 1994, the Corporation recognized a $7,237 pretax charge to operations representing its $1,600 investment in and $5,637 of expected losses for loan guarantees for two development-stage, non-core businesses. The Corporation decided to discontinue its financial support for Beacon Light, a manufacturer of light enhancement products, and dataCACHE, a computer software company.

     In February 1995, dataCACHE was sold and the Corporation received $500 cash for its ownership interest and the rights to receive future product royalties, if any, up to $12,000. The $500 cash proceeds were applied towards the outstanding balance of the guaranteed loan.

     On June 2, 1995, the Corporation sold its ownership interest in Beacon Light for $1,000 cash and applied the $1,000 proceeds to pay down the outstanding balance of the guaranteed loan. In addition, $1,639 of the guarantee was converted to a note payable maturing in October 1995. The note payable bears a variable rate of interest which was 12% at June 2, 1995.

WORKERS' COMPENSATION LIABILITY AND SECURITIES AVAILABLE FOR SALE

In March 1994 the Corporation and an insurance company entered into an agreement under which the Corporation novated its reinsurance agreements and prefunded its estimated $53,829 self-insurance liability for workers' compensation claims incurred through March 31, 1994 with cash of $44,100. The Corporation recorded a deferred gain of $9,729 on the transaction. The Corporation recognizes the deferred gain over the period of the outstanding liability beginning January 1994, based on the proportion of cumulative claims paid, to the total estimated liability for claims. After March

1994, the Corporation continued to self-insure for additional workers' compensation losses through its captive insurance subsidiary and reinsurance agreements with outside insurers. The unamortized deferred gain of $7,274 is included in the accompanying balance sheet at December 31, 1994 under the caption "Deferred income".

     The securities available for sale at December 31, 1994 consisted primarily of foreign government bonds held for unspecified periods of time and sold to meet liquidity needs as part of the Corporation's self-insured risk management programs, principally workers' compensation liabilities. See the "Securities Available for Sale" Note to Consolidated Financial Statements.

ACQUISITIONS

TOUCHSTONE, INC.: On January 31, 1994, the Corporation acquired all of the voting stock of Touchstone, Inc. ("Touchstone") for $22,665 which consisted of 720,000 shares of the Corporation's common stock and $3,900 cash. Touchstone is a supplier of new and remanufactured locomotive cooling systems. The acquisition has been accounted for by the purchase method of accounting and the excess of the purchase price over the estimated fair values of the net assets acquired of $18,027 has been recorded as goodwill, and is being amortized on a straight line basis over 15 years. In connection with the MK Rail IPO, the Corporation transferred its investment in Touchstone to MK Rail in March 1994.

MIBRAG MBH: Effective January 1, 1994, the Corporation and two nonaffiliated investors acquired majority ownership of Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG mbH") from the German government. MIBRAG mbH was formed by the German government to own and operate lignite coal mines, power and process plants in Germany. Before political unification and its transition to a private business, MIBRAG mbH was a portion of a larger state-owned enterprise. MIBRAG mbH's operations, employee base, production techniques and net asset valuation prior to acquisition were not generally the same and therefore comparability of financial information for periods prior to January 1, 1994 would not be meaningful. The acquisition has been accounted for by the purchase method of accounting. The Corporation's 33% interest in MIBRAG mbH acquired for $13,940 is accounted for by the equity method. The excess of the estimated fair value of the underlying net assets over the purchase price of MIBRAG mbH is being ratably amortized to income over less than 30 years -- the average remaining useful lives of fixed assets.

     In addition, the Corporation, through its German subsidiary, has an agreement to provide mine planning, engineering and related services to MIBRAG mbH during the remaining 40 year life of the mine. The Corporation is currently precluded from realizing the full amount of its mining services fees because of restrictions imposed as a consequence of German government loan guarantees of MIBRAG mbH's current and future indebtedness. However, MIBRAG mbH has made a capital contribution of certain productive power plant assets to a limited partnership ("partnership"). A number of outside investors will contribute cash in exchange for 99% interest in the partnership and rights to receive certain tax depreciation benefits accruing to MIBRAG mbH. The addition of cash by the outside investors will effectively reduce MIBRAG mbH's future funding requirements and should allow MIBRAG mbH to release the German government from a substantial portion of its initial loan guarantees. The German government, in consideration for a reduction in its loan guarantees, has, among other things, agreed to lift the restrictions on payment of certain service fees by MIBRAG mbH to the Corporation's German subsidiary.

MCCONNELL DOWELL: In August and November 1994, the Corporation acquired additional voting stock of McConnell Dowell Corporation Limited ("MDC") for $7,430 consisting of cash and settlement of an account receivable, representing 10.8% of the total issued and outstanding voting stock bringing the total of its ownership interest to 62.8%. MDC is a mechanical and commercial construction company operating in Australia, New Zealand, South East Asia and the Middle East. MDC relies on the credit support of the Corporation. Under contractual agreements which expire on March 1, 1996, MDC's bank debt is guaranteed by the Corporation and the Corporation provides performance and financial guarantees for certain large off-shore projects.

ACCOUNTS RECEIVABLE

The Corporation had a six month accounts receivable purchase agreement with banks (expiring in June 1995) to sell, with limited recourse, up to $60,000 of undivided interests in a designated pool of accounts receivable. As collections reduce previously sold undivided interests, new receivables could be sold up to the $60,000 level. In addition, $16,967 of accounts receivable at December 31, 1994 were sold to a bank under an agreement which required collection by January 31, 1995. Accounts receivable totaling $704,957 and $713,804 have been sold under the agreements in 1994 and 1993, respectively. At December 31, 1994 and 1993, accounts receivable in the balance sheets are net of receivables sold under the agreements of $76,959 and $75,937, respectively. The $60,000 accounts receivable agreement was canceled and paid off on April 11, 1995.

INVENTORIES

MK Rail and Transit segments inventories are summarized as follows:

- --------------------------------------------------------------------------------
DECEMBER 31,                                        1994              1993
- --------------------------------------------------------------------------------
Finished goods                                   $ 12,377          $   4,267
Work in progress                                  337,707            240,097
Raw materials                                     212,192            120,481
- --------------------------------------------------------------------------------
Total inventories                                 562,276            364,845
Payments on account of work in progress          (293,696)          (231,495)
- --------------------------------------------------------------------------------
Net inventories                                  $268,580          $ 133,350
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Approximately $33,200 and $34,540 of total inventories at December 31, 1994 and 1993, respectively, were valued on the LIFO cost method, and the excess current replacement cost of these inventories over the stated LIFO value was $3,400 and $2,924, respectively.

CONSTRUCTION JOINT VENTURES

The Corporation has from time to time entered into a number of partnership arrangements with other contractors commonly referred to as "joint ventures". Construction joint ventures frequently have a short life span, since they are designed and created for the sole purpose of bidding on, negotiating for, and completing one specific project and are liquidated when the project is completed. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability of the following summary financial information between periods may not be meaningful. The following table presents summarized financial information of the construction joint ventures on a combined 100 percent basis.

- --------------------------------------------------------------------------------
FINANCIAL POSITION
DECEMBER 31,                                       1994               1993
- --------------------------------------------------------------------------------
Cash and cash equivalents                       $ 124,627          $ 161,084
Other current assets                              143,521            197,448
Non-current assets                                 19,365              5,989
Property and equipment, net                        32,299             37,776
Advances from customers                           (88,214)           (87,777)
Other current liabilities                        (213,295)          (208,100)
- --------------------------------------------------------------------------------
Net assets                                      $  18,303          $ 106,420
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Corporation's investment in and advances
  to construction joint ventures                  $12,854          $  80,547
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                   1994          1993           1992
- --------------------------------------------------------------------------------
Combined joint ventures, net
  Revenue                             $ 1,026,702    $1,025,376     $ 750,676
  Cost of revenue                      (1,057,888)     (985,314)     (716,939)
- --------------------------------------------------------------------------------
Operating income (loss)               $   (31,186)   $   40,062     $  33,737
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Corporation's share, net
  Revenue                               $ 331,866     $ 485,393     $ 379,261
  Cost of revenue                        (359,420)     (465,301)     (364,450)
- --------------------------------------------------------------------------------
Operating income (loss)                 $ (27,554)    $  20,092     $  14,811
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     Under an agreement with the project owner and the Corporation's joint-venture partners on a major construction project, the Corporation acted as investment manager of a securities portfolio of preferred stocks acquired with project-owner advances. Under the agreement, the Corporation bore the risks and rewards of managing the portfolio, after guaranteeing a fixed return to the project owner and its joint venture partners. In this connection, the Corporation recognized a $5,323 pretax charge to operations in 1994 for unrealized holding losses on securities in the portfolio. Subsequent to December 31, 1994, the responsibility to manage the securities portfolio was transferred to an independent party and the Corporation no longer guarantees a fixed return to its joint venture partners.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

     The following table presents summarized financial information of the unconsolidated affiliated companies accounted for by the equity method on a combined 100 percent basis. Amounts presented include the accounts of the following individually significant investees (the Corporation's ownership interests therein are shown parenthetically): MK Gold (46.4% at December 31, 1994 and 50% at December 31, 1993); Strait Crossing Development, Inc. ("SCDI") (36% at December 31, 1994 and 45% at December 31, 1993); AmerBank (29.5% at December 31, 1994 and 31.1% at December 31, 1993); Westmoreland Resources, Inc. (24%); and MIBRAG mbH (33%). The summary financial position presented at December 31, 1994 and 1993, and the summary results of operations for each of the three years in the period ended December 31, 1994 include the accounts of Texas TGV until the write-off of the ownership interest therein in June 1994.

- --------------------------------------------------------------------------------
FINANCIAL POSITION
DECEMBER 31,                                             1994(1)        1993
- --------------------------------------------------------------------------------
Current assets                                        $ 446,260      $ 91,775
Non-current assets                                      494,560       125,762
Current liabilities                                    (241,174)      (68,569)
Long-term debt                                          (75,455)       (2,401)
Other non-current liabilities                          (440,987)      (14,657)
- --------------------------------------------------------------------------------
Net assets                                            $ 183,204      $131,910
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Corporation's investment in and advances
  to unconsolidated affiliates                          $71,382       $62,649
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                    1994(1)         1993          1992
- --------------------------------------------------------------------------------
Revenue                                  $614,131      $199,110      $286,811
Operating income                           77,769         4,046        10,055
Net income (loss)                          79,259        (2,734)       (3,794)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Corporation's equity in net
  income (loss) of
  unconsolidated affiliates (1)           $11,390       $(5,757)        $(133)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


(1) The increase in the assets, liabilities, revenues and the Corporation's equity in the net earnings of affiliates in 1994 compared to prior years, stems from its investment in MIBRAG mbH, acquired in January 1994.

     The Corporation recognized a net loss from its investee's operations in 1993 primarily because of $4,600 combined net losses of Joy MK Projects Company, then a

50% owned unconsolidated affiliate, and McConnell Dowell, then a 48.9% owned unconsolidated affiliate. Joy MK Projects Company became a wholly-owned subsidiary in April 1993 and McConnell Dowell became a majority-owned consolidated subsidiary in June 1993.

     The Corporation's investment in MK Gold and AmerBank at December 31, 1994 was $31,828 and $5,188, respectively. The aggregate market value of 9,000,000 shares of common stock of MK Gold and 796,535 shares of common stock of AmerBank held by the Corporation was $37,125 and $6,571, respectively, based on published market prices at December 31, 1994. See the "Subsequent Events -- Changes in Business" Note to Consolidated Financial Statements.

     The Corporation received dividends from unconsolidated affiliates of $900, $216 and $1,380 in 1994, 1993 and 1992, respectively.

     The Corporation's consolidated retained deficit at December 31, 1994 includes $17,348 of accumulated undistributed earnings of the unconsolidated affiliates accounted for by the equity method.

ESTIMATED LOSSES ON UNCOMPLETED CONTRACTS

During the year ended December 31, 1994 the Corporation recognized significant losses on several uncompleted long-term contracts. At December 31, 1994, $155,699 of such losses on uncompleted contracts remained to be realized in future years.

     The most significant of these losses resulted from new transit car fixed-price contracts for which $199,000 of anticipated cost overruns were recognized in 1994. Of this amount, $108,684 remained as accrued losses on uncompleted contracts at December 31, 1994 and are expected to be realized principally during 1995 and 1996. The anticipated cost overruns were due to costs associated with engineering and design changes, increases in estimated costs for materials and labor, liquidated damages due to delays in production schedules, and excessive start-up costs at the Transit segment's two new manufacturing facilities. Substantially all new transit cars under contract were in their very early stages of production at December 31, 1994, while other new transit cars under contract were not yet fully designed or prototyped at year-end 1994.

     In order to develop cost estimates, management must make numerous assumptions concerning labor productivity, material price and usage, overhead costs and production schedules. Due to inherent uncertainties involved with the achievement of these assumptions and the early stages of production, it is reasonably possible that these cost estimates will be further revised in the near-term, and such revisions could be material.

     The remaining $47,015 of accrued losses on uncompleted contracts at December 31, 1994 related principally to the Taiwan subway project and several contracts of MK Rail.

SHORT-TERM DEBT

Short-term debt at December 31, 1994 and 1993 consisted of the following:

- --------------------------------------------------------------------------------
DECEMBER 31,                                                 1994        1993
- --------------------------------------------------------------------------------
Unsecured revolving credit borrowings                    $139,000     $15,900
Commercial paper, interest rate of 6%                      19,765          --
Secured loan                                               12,100          --
Other unsecured borrowings, principally
  of foreign subsidiaries, interest rates
  of 6.4% to 10.5% in 1994, 3.9% to 15.6%
  in 1993                                                  21,381      21,020
Current portion of long-term debt                           2,683         318
- --------------------------------------------------------------------------------
Total short-term debt                                    $194,929     $37,238
- --------------------------------------------------------------------------------

     At December 31, 1994 the Corporation had an unsecured committed revolving credit agreement ("Credit Agreement") with U.S. and foreign banks under which it may borrow, at varying interest rates up to $150,000 through March 31, 1997. The Corporation pays a facility fee of .20 of 1% per year. A balance of $139,000 was outstanding under the Credit Agreement at December 31, 1994.

     In addition, the Corporation's short-term obligations at December 31, 1994 consisted of (i) commercial paper borrowings of $19,765, (ii) a $12,100 loan secured by unbilled receivables, which on April 25, 1995 was refinanced under the Corporation's New Credit Facility and (iii) $21,381 of unsecured borrowings principally with foreign banks, and includes $5,637 of loans with development-stage affiliates which the Corporation assumed pursuant to its guarantees.

     The weighted average interest rates on short-term borrowings outstanding of $192,246 at December 31, 1994 and $36,920 at December 31, 1993 were 6.6% and
5.9%, respectively.

     The Corporation failed to meet certain financial covenants under its Credit Agreement at December 31, 1994, including the required minimum level of tangible net worth, interest coverage, and required financial ratios.

     On April 11, 1995, the Corporation and its current lender banks entered into a New Credit Facility under which certain of the lender banks provided secured loans of $110,000. The Facility included establishment of $50,000 in new borrowing capacity and absorption of existing $60,000 accounts receivable purchase agreements. The New Credit Facility also waived until May 31, 1995, non-compliance with various financial covenants under the unsecured credit agreements under which $214,394 has been borrowed as of the date of this Annual Report on Form 10-K. Interest on the outstanding unsecured loans, equal to the prime rate (9% at May 31, 1995), is generally payable on the last day of each month. On April 25, 1995 the New Credit Facility was amended to include an additional accounts receivable facility of $12,100. The $122,100 outstanding under the New Credit Facility was due and payable on May 31, 1995. Effective June 1, 1995, the New Credit Facility was amended to (i) extend the loan termination date and the waivers from May 31, 1995 to July 31, 1995 and (ii) require the Corporation to repay $31,200 of the secured loans by July 31, 1995. The Corporation repaid $23,000 on June 15, 1995. Interest on the outstanding $122,100 secured loans, equal to the prime rate plus three percent per annum (12% at May 31, 1995), is payable on the last day of each month and on July 31, 1995. The New Credit Facility specifies certain events of default. These events of default arise upon the occurrence of, among other things, (i) the Corporation's failure to pay amounts owing under the secured loans (ii) breaches of covenants, representations and warranties and (iii) other events that customarily constitute events of default under loan agreements similar to the secured loans.

     The Corporation, as of the date of this Annual Report on Form 10-K, has made all periodic interest payments required on the $214,394 unsecured loans and the $122,100 secured loans. The Corporation has not made periodic interest payments on an unsecured loan in connection with commercial real estate operations discontinued in 1987. See the "Commitments and Contingencies -- Discontinued Operations" Note to Consolidated Financial Statements.

LONG-TERM DEBT

Long-term debt at December 31, 1994 and 1993 consisted of the following:

- --------------------------------------------------------------------------------
DECEMBER 31,                                                 1994        1993
- --------------------------------------------------------------------------------
Unsecured term bank loan, due 1998
  interest rate of 8.5%                                   $38,068    $     --
Mortgaged real estate and
  other debt, interest rates of
  8.75% in 1994, 4.8% in 1993,
  due 1996                                                  9,273       7,421
Other long-term debt of businesses
  acquired at varying interest rates from,
  4.5% to 12.65% in 1994, 7.5% to
  12.5% in 1993                                             2,705       2,665
- --------------------------------------------------------------------------------
Total                                                      50,046      10,086
Less current portion                                       (2,683)       (318)
- --------------------------------------------------------------------------------
Long-term portion                                         $47,363     $ 9,768
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Aggregate maturities of long-term debt for the next five years are as follows: 1995 -- $2,683; 1996 -- $9,295; 1997 -- nil; 1998 -- $38,068 and
1999 -- nil.

     On September 30, 1994, MK Rail entered into a $50,000 Revolving Credit and Letter of Credit Facility with a domestic bank ("Facility"). The Facility was amended on March 31, 1995. The Facility has an original expiration date of September 30, 1998, with extensions available in one year increments. Outstanding borrowings are subject to interest at the prime rate (8.5% at December 31, 1994, prime rate plus 150 basis points from March 31, 1995). In addition, MK Rail pays a quarterly commitment fee of .25%, .50% starting January 1, 1995, per annum on the unused portion of the Facility. The balance outstanding at December 31, 1994 was $38,068.

     Available advances under the Facility are based upon the amount of eligible accounts receivable and inventories. The Facility, as amended, provides for a maximum of $10,000 of letters of credit, of which approximately $712 were outstanding at December 31, 1994. Borrowings under the Facility are secured by certain inventory, accounts receivable, equipment and capital stock of MK Rail's subsidiaries.

     The Facility provides for certain restrictive covenants; including maintaining a minimum consolidated tangible net worth, fixed charge coverage and other financial covenants. The Facility also restricts MK Rail's ability to advance funds to foreign subsidiaries and make principal and interest payments on its indebtedness to the Corporation. In the event of a default, if no waivers are obtained, MK Rail is restricted from paying dividends. At December 31, 1994, MK Rail was not in compliance with certain financial covenants and ratios. Such instances of noncompliance were waived by MK Rail's bank on February 7, 1995, prior to MK Rail obtaining an amended agreement on March 31, 1995. The amendment reset the financial ratios subsequent to December 31, 1994.

     At December 31, 1994, MK Rail's Touchstone subsidiary has obligations in the amount of $2,193 consisting primarily of Industrial Revenue Bonds ("IRB") for the construction of manufacturing buildings and acquisition of equipment bearing interest at rates ranging from 4.5% to 10%. MK Rail was not in compliance with certain financial and non-financial covenants with respect to Touchstone's IRBs at December 31, 1994. In June 1995, MK Rail obtained a waiver of such non-compliance, which requires Touchstone to replace its current letter of credit bank in July 1995. Accordingly, $2,193 is included in the current portion of long-term debt at December 31, 1994.

TAXES ON INCOME

The components of the U.S. federal, state and foreign income tax expense (benefit) reflected in the statements of operations for the three years in the period ended December 31, 1994 are shown below:

- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                          1994        1993        1992
- --------------------------------------------------------------------------------
Currently payable
  U.S. federal                               $(24,147)    $14,258    $ 10,142
  State and foreign                             7,333       7,681         228
- --------------------------------------------------------------------------------
                                              (16,814)     21,939      10,370
- --------------------------------------------------------------------------------
Deferred
  U.S. federal                                (47,261)        880     (11,877)
  State and foreign                           (12,184)      3,640         790
- --------------------------------------------------------------------------------
                                              (59,445)      4,520     (11,087)
- --------------------------------------------------------------------------------
Total expense (benefit)                      $(76,259)    $26,459    $   (717)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The income tax expense (benefit) applicable to continuing operations, extraordinary charge and cumulative effect of accounting change are as follows:

- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                         1994        1993        1992
- --------------------------------------------------------------------------------
Continuing operations:
  Current                                    $(16,814)    $21,939    $ 12,111
  Deferred                                    (59,445)      4,520      (1,298)
- --------------------------------------------------------------------------------
                                              (76,259)     26,459      10,813
Extraordinary charge:
  Current                                          --          --      (1,741)
Cumulative effect of
  accounting change:
    Deferred                                       --          --      (9,789)
- --------------------------------------------------------------------------------
Total expense (benefit)                      $(76,259)    $26,459    $   (717)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Deferred income taxes arise from temporary differences in the recognition of certain items of revenue and expense for income tax and consolidated financial statement purposes. The source of each difference and the related tax effect are as follows:

- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                          1994        1993        1992
- --------------------------------------------------------------------------------
Employee benefit plans                       $ (7,446)    $(6,511)   $(10,415)
Provision for estimated losses                (74,951)      8,723        (972)
Revenue recognition                           (47,077)      8,509        (361)
Alternative minimum tax                       (11,401)      1,286      (2,574)
Joint ventures                                 (2,615)     (1,600)      3,979
Depreciation                                  (10,837)        331       2,619
Basis difference in affiliates                 10,969      (1,349)         68
Self insurance liability                        5,481          --          --
Net operating loss                            (19,356)         --          --
Valuation allowance                           134,846          --          --
Other, net                                    (37,058)     (4,869)     (3,431)
- --------------------------------------------------------------------------------
Deferred income taxes                        $(59,445)    $ 4,520    $(11,087)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The Corporation may be entitled to recovery of certain foreign tax credits not taken or recorded in prior years. The amount of such credits is subject to challenge by the Internal Revenue Service.

     Deferred tax assets and liabilities as of December 31, 1994 and 1993 consist of the following:

- --------------------------------------------------------------------------------
                                           ASSETS     LIABILITIES       TOTAL
- --------------------------------------------------------------------------------
DECEMBER 31, 1994
- --------------------------------------------------------------------------------
Employee benefit plans                    $18,954   $          --  $   18,954
Provision for estimated losses             92,610              --      92,610
Revenue recognition                        37,705              --      37,705
Alternative minimum tax                    12,689              --      12,689
Joint ventures                              1,244              --       1,244
Depreciation                                   --         (12,286)    (12,286)
Basis difference in affiliates                 --         (12,176)    (12,176)
Self insurance liability                   26,435              --      26,435
Net operating loss                         19,356              --      19,356
Valuation allowance                            --        (134,846)   (134,846)
Other, net                                 10,720              --      10,720
- --------------------------------------------------------------------------------
Deferred tax assets (liabilities)
  Continuing operations                   219,713        (159,308)     60,405
  Discontinued operations                      --             (98)        (98)
- --------------------------------------------------------------------------------
Total                                    $219,713       $(159,406)  $  60,307
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
DECEMBER 31, 1993                          ASSETS     LIABILITIES       TOTAL
- --------------------------------------------------------------------------------
Employee benefit plans                    $11,508        $     --    $ 11,508
Provision for estimated losses             17,659              --      17,659
Revenue recognition                            --          (9,372)     (9,372)
Alternative minimum tax                     1,288              --       1,288
Joint ventures                                 --          (1,371)     (1,371)
Depreciation                                   --         (23,123)    (23,123)
Basis difference in affiliates                 --          (1,207)     (1,207)
Self insurance liability                   31,916              --      31,916
Other, net                                     --         (26,468)    (26,468)
- --------------------------------------------------------------------------------
Deferred tax assets (liabilities)
  Continuing operations                    62,371         (61,541)        830
  Discontinued operations                     313              --         313
- --------------------------------------------------------------------------------
Total                                     $62,684        $(61,541)   $  1,143
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty.

     At December 31, 1994, the Corporation has alternative minimum tax and general business credit carryforwards which may be utilized to offset future tax liabilities to the extent that the Corporation's regular tax liability exceeds the alternative minimum tax liability. Alternative minimum tax credit carryforwards of $12,689 are available to reduce future federal income taxes over an indefinite period. General business credit carryforwards of $1,528 begin to expire in 2003.

     Income tax expense (benefit) on continuing operations differed from income taxes at the U.S. federal statutory tax rate of 35% for 1994 and 1993 and 34% for 1992 for the following reasons:

- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                          1994        1993        1992
- --------------------------------------------------------------------------------
Tax at federal statutory rate               $(154,751)    $21,779     $ 8,290
Expense (benefit) for:
  State taxes                                 (22,612)      3,550       3,667
  Foreign taxes                                 5,115       3,808       1,297
  Change in valuation allowance               134,846          --          --
  Nondeductible expenses
    (nontaxable income), net                    5,193      (2,350)     (1,803)
  Adjustment of prior years'
    accruals                                  (46,504)         --          --
  Other                                         2,454        (328)       (638)
- --------------------------------------------------------------------------------
Income tax expense (benefit)                $ (76,259)    $26,459     $10,813
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The domestic and foreign components of income (loss) before income taxes are as follows:

- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                          1994        1993        1992
- --------------------------------------------------------------------------------
United States                               $(430,581)    $40,265     $12,496
Foreign                                       (11,565)     22,533      11,887
- --------------------------------------------------------------------------------
Income (loss) before
  income taxes                              $(442,146)    $62,798     $24,383
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

OTHER INCOME (EXPENSE) NET

Other income (expense) items are as follows:

- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                          1994        1993        1992
- --------------------------------------------------------------------------------
Interest                                     $  2,912    $ 10,694    $  6,222
Dividends                                          31       2,733      10,860
Net gains on sales of marketable
  securities                                    1,037      22,402      22,648
Net loss on disposals and
  write-downs of assets, net                  (20,494)     (4,578)     (8,208)
Foreign currency losses                        (1,272)         --      (1,651)
Underwriting income (expense)
  of insurance subsidiary, net                  4,117      (1,480)     (2,807)
Miscellaneous income
  (expense), net                               (5,221)     (3,944)     (3,388)
- --------------------------------------------------------------------------------
Other income (expense), net                  $(18,890)   $ 25,827    $ 23,676
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

The Corporation has commitments and performance guarantees arising from engineering and construction, MK Rail and transit contracts including those of its construction joint ventures. The Corporation is self insured for workers' compensation, automobile, general liability and third party errors and omissions. The Corporation has insurance agreements with insurers for losses in excess of self insurance limits.

LONG-TERM LEASES: Total rentals charged to operations in 1994, 1993 and 1992 were $36,900, $38,800 and $39,800, respectively. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year at December 31, 1994 are as follows:

- --------------------------------------------------------------------------------
YEAR                                      REAL ESTATE   EQUIPMENT       TOTAL
- --------------------------------------------------------------------------------
1995                                         $ 17,120     $ 5,477    $ 22,597
1996                                           15,493       8,002      23,495
1997                                           13,973       6,463      20,436
1998                                           12,288       4,997      17,285
1999                                            7,269       1,436       8,705
2000 and after                                124,980      41,971     166,951
- --------------------------------------------------------------------------------

     MK Rail has financed its locomotive lease fleet with operating leases arising from sale and leaseback transactions. MK Rail has sold new and remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years. The locomotives are subleased to customers under both short-term and long-term leases. Total rental payments under long-term locomotive lease obligations for 1994, 1993 and 1992 were $4,919, $1,821 and $1,879, respectively. Total rental income under short-term and long-term locomotive subleases for 1994, 1993 and 1992 were $5,730, $3,015 and $1,605, respectively. The future minimum rental payments shown in the table above reflect the total rental payments under the long-term locomotive lease obligations for all periods presented, but does not reflect any anticipated sublease rental income.

     In addition, the Corporation, through its wholly-owned subsidiary Navasota Mining Company, Inc., has leased mining equipment under operating leases through 2012 with a basic annual rent of $6,686, which is reimbursable and funded under the mining services contract with the mine owner. The mining services contract can be terminated for convenience by the mine owner at any time and by the Corporation at the end of any successive five-year period commencing on January 1, 1989. Should the contract be terminated, the mine owner would be required to assume obligations under the lease agreements. See the "Subsequent Events -- Navasota Mining Services Contract" Note to Consolidated Financial Statements.

VERTAC SITE CONTRACTORS, ("VERTAC") A JOINT VENTURE: The Corporation acquired a 50% participating interest in Vertac in 1988. Under contract to the State of Arkansas and subsequently with URS Consultants, Inc. ("URS"), a prime contractor for the U.S. Environmental Protection Agency ("EPA"), Vertac agreed to incinerate dioxin waste using a facility constructed by Vertac at a Superfund Site in Arkansas. The joint venture also planned to incinerate additional dioxin waste located at the site. Based on information then available, the Corporation recognized a $5,000 pretax charge to operations in the second quarter of 1994 in connection with the write-down of its investment in Vertac to its estimated net recoverable value. In December 1994, the EPA advised Vertac that (i) the remaining waste would be sent to another facility off-site and (ii) on-site-incineration of hazardous waste was suspended and upon completion of certain cleanup activities the work under the subcontract was complete.

     On January 30, 1995, URS, at the direction of the EPA, formally notified Vertac of contract completion and directed Vertac to vacate the site as soon as practically possible. In the absence of any additional waste to process, the facility was of no further economic value. Accordingly, the Corporation recognized a pretax charge to operations of $12,800, representing the balance of its unrecovered investment in Vertac. The disposition of the facility is still undetermined. On March 13, 1995, the Corporation submitted a proposal for effecting settlement of the terminated subcontract which includes a claim for recovery of significant costs. In accordance with the Corporation's accounting policy, no revenue has been recognized for this claim.

CF SYSTEMS: In 1990, the Corporation acquired CF Systems, which had developed a solvent-extraction technology and constructed a processing facility. The Corporation subsequently deferred additional design and engineering costs in modifying the processing facility for commercial application. The Corporation recognized a $6,000 pretax charge to operations in the second quarter of 1994 related to the write-down of the carrying value of the processing facility to its estimated net recoverable value. In March 1995, the Corporation was awarded a $26,700 fixed-price contract by the Texas Natural Resource Conservation Commission ("TNRCC") for remediation of contaminated soil at a Superfund Site in Texas. Among other provisions, the contract will require CF Systems to (i) front-end (design, procure, fabricate, assemble and start-up) an on-site solvent-extraction facility and (ii) provide a guarantee in the form of a letter of credit for the estimated front-end costs of $13,600. TNRCC will make periodic payments to CF Systems for the front-end costs, until completion of the start-up phase in August 1996, up to a maximum of $13,600. If the completed facility is successful in meeting certain specified performance criteria at the end of the start-up phase, CF Systems will proceed to the operations phase and complete the contract. If CF Systems does not meet the performance criteria, such failure will be grounds for termination for default and TNRCC will recover the front-end costs through draw-down of the letter of credit. The Corporation's investment in CF Systems, reduced by amortization of intangibles of $3,987 in 1994, was $4,400 at December 31, 1994 and $13,896 at December 31, 1993.

DISCONTINUED OPERATIONS: In April 1989, the Corporation sold its ownership interest in National Steel and Shipbuilding Company ("NASSCO") and in June 1994, the Corporation renegotiated and amended the April 1989 sale agreement with NASSCO. Under the terms of the amended agreement the Corporation will provide NASSCO a $21,000 credit facility continuing for a period of three years after completion of a U.S. Navy contract, expected in mid 1996, and NASSCO will relinquish its right to require the Corporation to accept repayment in NASSCO preferred stock for any balance outstanding under the credit facility. At December 31, 1994, NASSCO had no balance outstanding under the Corporation's credit facility.

     At December 31, 1994 the Corporation was contingently liable up to a maximum of $21,000 on a bank credit facility obtained by NASSCO. The balance outstanding under NASSCO's bank credit facility at December 31, 1994 was $17,000. The Corporation's credit facility is reduced by the amount of funds borrowed under NASSCO's bank credit facility. The Corporation has also guaranteed $21,000 of NASSCO's port facility bonds until not later than December 1, 2002, and guaranteed $1,879 of NASSCO's federal workers' compensation bonds. NASSCO's floating dry dock is pledged as collateral for the $21,000 port facility bonds.

     At December 31, 1994, the Corporation was contingently liable for $31,078 of bank loans in connection with commercial real estate operations discontinued in 1987. Net assets of the real estate operations are included in the balance sheets at December 31, 1994 and 1993 under the caption "Other investments and assets" and consist of:

- --------------------------------------------------------------------------------
DECEMBER 31,                                                 1994        1993
- --------------------------------------------------------------------------------
Notes and interest receivable                             $25,504     $27,222
Properties held for sale                                    5,920       8,470
Other assets, net                                           2,853       3,027
Unsecured term bank loans, 6.4% and
  6.9% at December 31, 1994, 3.7% and
  3.9% at December 31, 1993                               (31,078)    (33,500)
- --------------------------------------------------------------------------------
Net assets                                               $  3,199    $  5,219
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The notes receivable are due at various dates from 1995 through 1999 at interest rates ranging from 6.4% to 6.9%. Most of the notes are collateralized by deeds of trust.

     On March 31, 1995, Emkay Development Company, Inc. ("Emkay"), a subsidiary of the Corporation, failed to make a scheduled $5,000 payment under one of two unsecured loan agreements with banks. In addition, Emkay has not made interest payments since March 31, 1995. The Corporation and the banks have reached a preliminary agreement in principle, which is intended to result in a Forbearance Agreement (the "Agreement"). The Agreement will, among other things, provide for the waiving of existing defaults resulting from the nonpayment of the $5,000 owed under the loan agreement and the granting to the banks of security interests and mortgages in all of Emkay's real estate and other assets, and the repayment of the outstanding $31,078 loan balance by June 30, 1996. Interest on the outstanding $31,078 secured loan, equal to the prime rate (9% at May 31, 1995), is payable on the last day of each month. The Agreement contemplates delinquent interest to be paid at the date of execution. The Agreement is subject to approval by the senior lenders of the Corporation's senior credit facilities.

LETTERS OF CREDIT: At December 31, 1994 the Corporation was contingently liable, in the normal course of business, for $419,037 in standby letters of credit not reflected in the balance sheet at December 31, 1994. Of this aggregate amount, $401,492 were for contract performance guarantees on a number of construction and transit contracts.

     In addition, the Corporation provides a guarantee for $8,602 in letters of credit issued by third parties to meet the reinsurance requirements of the Corporation's captive insurance subsidiary. The credit risk is mitigated by the insurance subsidiary's portfolio of high quality investments ($25,101 market value at December 31, 1994) used to collateralize the letters of credit.

LEGAL PROCEEDINGS: The Corporation and several of its current and former officers and the Corporation's auditors were named as defendants in lawsuits asserted by certain stockholders who claim to represent a class of stockholders that purchased shares of the Corporation's common stock between October 15, 1993 and March 20, 1995 (the "MK Securities Class Actions"). These class action complaints, which were first filed on July 28, 1994, purport to present claims under federal and state securities and other laws and seek equitable relief and unspecified damages for losses resulting from alleged improper disclosures during the class periods. The Corporation, MK Rail, several of MK Rail's officers and directors, and the managing underwriters of MK Rail's initial public offering were named as defendants in lawsuits asserted by stockholders who claim to represent a class of stockholders that purchased shares of MK Rail's common stock between April 26, 1994 and September 29, 1994 (the "MK Rail Securities Class Actions"). The com-plaints, which were first filed on October 20, 1994,purport to present claims under the federal securities laws and seek equitable relief and unspecified damages for losses resulting from, among other things, alleged improper disclosures during the class period. Certain of the Corporation's current and former directors and officers have been named as defendants in thirteen derivative actions which have been filed in state courts in Idaho and Delaware between February 13 and June 2, 1995. The Corporation is a nominal defendant in each of these actions. Plaintiffs assert that the defendants authorized or acquiesced in wrongful conduct on the part of the Corporation's former chairman and failed to properly supervise his activities, and also allege waste of corporate assets through payment of excessive compensation.

     Settlement discussions have resulted in preliminary agreements as to the principal economic terms to settle the foregoing litigation as to all defendants other than the Corporation's auditors. The preliminary agreements will be followed by formal settlement documentation, and the settlement will be submitted for approval by the appropriate courts. Effective December 1994, the Corporation recognized an aggregate pretax charge of $29,000 for the estimated costs of the settlement. However, there can be no assurance that all the parties to the preliminary agreements will agree on the terms of the final settlement or that such final settlement will be approved by the appropriate courts. Although the Corporation has recorded its estimate of the minimum liability, the ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for additional loss that may result upon resolution of this matter has been made in the consolidated financial statements. See the "Subsequent
Events -- Litigation Settlement" Note to Consolidated Financial Statements.

     On February 7, 1995 the Corporation was named a defendant in lawsuits by former stockholders of Touchstone. The plaintiffs allege that certain financial statements of the Corporation, upon which they based their decision to exchange their shares for shares of common stock of the Corporation, were misleading. The plaintiffs purport to state claims for violation of federal and state securities laws and also assert certain common law and contractual claims. The Touchstone actions are at a preliminary state of proceedings and accordingly, the outcome cannot be predicted with any certainty. As a result, the Corporation cannot make a determination if the affects of the Touchstone actions will have a material adverse affect on the Corporation's financial position.

     The Corporation is a defendant in a number of other legal actions of the type normally associated with the Corporation's business and involving claims for damages. The Corporation is of the opinion that such actions will not result in any material adverse effect on the Corporation's financial position.

GOVERNMENT AUDITS: The Corporation has a number of cost reimbursable contracts with the U.S. Government, the allowable costs of which are subject to adjustments upon audit by various agencies of the U.S. Government. Audits currently in progress are in varying stages of completion and relate to years ended 1987 through 1994. The Corporation must complete cost analysis for the years under audit before it can determine the merit of the issues raised and quantify the amount of any potential disallowance. The Corporation expects that the resolution of these matters will not materially effect the Corporation's financial position.

ENVIRONMENTAL: The Corporation's subsidiary MK Rail is subject to a Post Closure Permit ("Permit") issued by the U.S. Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of hazardous waste on, and adjacent to, MK Rail's Boise Locomotive Plant. In compliance with the Permit, MK Rail has drilled wells to retrieve and treat contaminated groundwater and to monitor the amount of hazardous waste. MK Rail has estimated expected aggregate undiscounted costs to be incurred over the next 20 years, adjusted for inflation at 3.5% per annum, to be $4,890, based on the Permit's corrective action plan. The discounted liability at December 31, 1994, using a discount rate of 6.0%, was $2,652 and is reflected in the balance sheet as an other non-current liability.

EMPLOYMENT AGREEMENTS: The Corporation has employment agreements with several of its key employees which generally provide for salary continuation for a number of years plus continuation of certain benefits in the event of termination of employment without cause (as defined), including a change of control in the Corporation (as defined). If all of the key employees under contract at December 31, 1994 were to be terminated without cause or following a change of control, the Corporation's liability would be approximately $11,000.

RELATED PARTY TRANSACTION

     On October 20, 1994, the Corporation and MK Rail executed an agreement whereby the Corporation agreed to indemnify MK Rail for its estimated loss on 91 locomotives remanufactured for Southern Pacific Railroad provided such loss did not exceed $3,800. The effect of the Corporation's indemnification of MK Rail's $3,800 loss was to increase the Corporation's consolidated net loss for the year ended December 31, 1994 by approximately $800, representing the net aftertax amount of MK Rail's 35% minority interest share of the $3,800 loss.

INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Corporation's operations involve three principal businesses: Engineering and Construction, MK Rail and Transit.

- --------------------------------------------------------------------------------
INDUSTRY SEGMENT DATA
YEAR ENDED DECEMBER 31,                        1994        1993        1992
- --------------------------------------------------------------------------------
Revenue
  Engineering and
    Construction                           $2,036,527  $2,305,680  $1,985,578
  MK Rail                                     368,537     218,160     129,507
  Transit                                     132,558     206,859     169,979
  Eliminations and other                      (33,323)     (8,156)       (133)
- --------------------------------------------------------------------------------
Total revenue                              $2,504,299  $2,722,543  $2,284,931
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Operating income (loss)
  Engineering and
    Construction                            $0(82,164)    $55,419     $40,276
  MK Rail                                     (31,104)     10,308       5,464
  Transit                                    (224,680)     11,036       5,567
  Eliminations                                (16,946)       (301)         --
- --------------------------------------------------------------------------------
Total operating
  income (loss)                             $(354,894)    $76,462     $51,307
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Operating assets
  Engineering and
    Construction                           $,0640,893  $0(717,202    $633,064
  MK Rail                                     311,297     193,132     138,263
  Transit                                     222,671     130,276      48,652
  Corporate assets                             98,048     182,771     280,445
- --------------------------------------------------------------------------------
Total assets                               $1,272,909  $1,223,381  $1,100,424
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Property and equipment
 acquisitions
  Engineering and
    Construction                              $30,088     $18,123     $20,725
  MK Rail                                      36,374      13,944       4,492
  Transit                                       6,499      17,378       5,416
  Corporate                                     1,117       2,742       5,035
- --------------------------------------------------------------------------------
                                              $74,078     $52,187     $35,668
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Depreciation and
 amortization expense
  Engineering and
    Construction                              $31,513     $29,467     $22,069
  MK Rail                                      11,632       5,153       4,355
  Transit                                       4,559       2,577       1,731
  Corporate                                     2,775       1,917       3,183
- --------------------------------------------------------------------------------
                                              $50,479     $39,114     $31,338
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

     A summary of the Corporation's operations by geographic area is presented below:

- --------------------------------------------------------------------------------
GEOGRAPHIC DATA
YEAR ENDED DECEMBER 31,                        1994        1993        1992
- --------------------------------------------------------------------------------
Revenue
  United States                            $1,806,279  $2,121,668  $2,089,635
  Asia/Pacific                                447,107     342,433      50,240
  Other international                         250,913     258,442     145,056
- --------------------------------------------------------------------------------
Total revenue                              $2,504,299  $2,722,543  $2,284,931
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Operating income (loss)
  United States                             $(338,789)    $48,308     $35,151
  Asia/Pacific                                (15,005)     13,896       3,556
  Other international                          (1,100)     14,258      12,600
- --------------------------------------------------------------------------------
Total operating income (loss)               $(354,894)    $76,462     $51,307
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Operating assets
  United States                            $0,814,434  $0,739,788  $0,695,711
  Asia/Pacific                                220,863     179,710      65,624
  Other international                         139,564     121,112      58,644
Corporate assets                               98,048     182,771     280,445
- --------------------------------------------------------------------------------
Total assets                               $1,272,909  $1,223,381  $1,100,424
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Ten percent or more of the Corporation's revenue was derived from contracts with U.S. Government agencies of $544,400 in 1994, $603,900 in 1993 and $535,100 in 1992.

STOCK PLANS

STOCK OPTION AND RESTRICTED STOCK AWARDS: The Corporation has two stock award plans (i) the amended 1991 Stock Incentive Plan (the "1991 Plan") and (ii) the 1994 Stock Compensation Plan (the "1994 Plan") adopted with stockholder approval in 1994. The 1991 and 1994 Plans permit the issuance of stock options, stock appreciation rights (SAR's), limited SAR's, and restricted stock to selected employees of the Corporation. The amended 1991 Plan reserved 1,367,324 shares for options, SAR's, limited SAR's or restricted stock and the 1994 Plan reserved 1,275,000 shares for options, SAR's or limited SAR's and 225,000 shares for restricted stock.

     Under the terms of the 1991 and 1994 Plans, options may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share on the date of grant. However, under the terms of the 1991 Plan, variable-price nonqualified stock options may be exercised at (i) the fair market value on the date of exercise if less than the grant price or (ii) the grant price less any market appreciation from date of grant to date of exercise, but not less than par value of $1.67 per share.

     SAR's and limited SAR's granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. During 1994, stock options, SAR's and limited SAR's were granted for 263,500 shares.

     Restricted stock awards may be granted to employees at no cost. Other than the restrictions which limit the sale and transfer of restricted stock, participants are entitled to all the rights of a stockholder.

     Options granted under the 1991 and 1994 Plans become exercisable cumulatively over periods of three to six years from the date of grant. At December 31, 1994, options were exercisable to purchase 688,584 shares. Unexercised options expire 10 years after the date of grant. At December 31, 1994, there were 132,584 restricted shares outstanding under the plan, with restriction periods ranging from one to four years.

     At December 31, 1994, 427,841 shares of treasury stock were held in trust for distribution under variable-price options.

  The following table summarizes the changes in shares under option under the 1991 and 1994 Plans:

                                                                  PRICE RANGE
                                                     SHARES        PER SHARE
- ------------------------------------------------------------------------------
Shares under option December 31, 1991                 681,504      $3.50-24.81
Options granted                                       399,400     $20.44-27.84
   Options exercised                                  (55,748)     $5.50-25.03
   Options canceled/expired                           (33,452)
Shares under option December 31, 1992                 991,704     $11.06-27.84
   Options granted                                    448,000     $21.19-26.44
   Options exercised                                  (51,250)     $3.87-24.88
   Options canceled/expired                           (85,186)
Shares under option December 31, 1993               1,303,268     $14.03-27.84
   Options granted                                    263,500     $16.06-25.31
   Options exercised                                  (23,408)    $14.03-27.84
   Options canceled/expired                          (189,817)
- ------------------------------------------------------------------------------
Shares under option December 31, 1994               1,353,543     $16.06-27.84
==============================================================================

  The number of shares of common stock reserved for granting future options and restricted stock awards under the 1991 and 1994 Plans were 1,700,674, 405,874, and 883,924, at December 31, 1994, 1993, and 1992, respectively.

DIRECTORS STOCK OPTION PLAN: The Corporation has a directors stock option plan, adopted in 1990, under which 192,000 shares of common stock have been reserved for issuance to non-employee directors and 156,000 shares have been granted as of December 31, 1994. The plan entitles the non-employee directors to purchase shares of common stock at a 50 percent discount from market value at the date of grant. The options granted become exercisable in one-third increments over a three-year period beginning one year after the date of grant. Options for 87,000 shares were exercisable at December 31, 1994.

  In addition, the Corporation has issued 240,117 shares of restricted stock, with restriction periods of three, five and ten years, to former stockholders of acquired businesses as consideration for noncompete agreements and in return for an agreement to provide services to the Corporation during specific future periods. During 1994, the recipients acquired full rights to 22,753 shares. At December 31, 1994, 198,952 shares remained outstanding with restriction periods ranging from three to ten years.

  Compensation expense for the employee and non-employee restricted stock award plans and the non-employee directors stock option plan was $1,361 in 1994, $852 in 1993 and $804 in 1992.

SAVINGS PLANS: The Corporation has a voluntary 401(k) savings plan ("401(k) plan") and an Employee Stock Ownership Plan ("ESOP") covering eligible salaried employees. Through March 31, 1995, the Corporation matched participant's salary deferrals to the 401(k) plan up to 5% of participant's eligible compensation. The match consisted of an allocation of shares in the ESOP Trust not to exceed 3% of participant's eligible compensation and cash paid into the 401(k) plan, not to exceed 2% of eligible compensation. Beginning April, 1995, the Corporation began matching participant's salary deferrals entirely to the 401(k) plan with cash, not to exceed 5% of participant's eligible compensation. The unallocated ESOP shares remaining from the original 2,441,932 prefunded shares, were allocated to participants in May 1995. On May 10, 1995, the ESOP was terminated and allocated common stock was made available for distribution to participants. Compensation expense charged to operations for (i) cash contributions to the 401(k) plan and (ii) the fair market value of the allocated shares in the ESOP Trust and the redistribution of Corporation dividends on unallocated shares paid in cash to plan participants in 1994, 1993 and 1992 was $12,818, $13,761 and $12,285, respectively.

BENEFIT PLANS

PENSION PLANS: The Corporation sponsors a defined benefit pension plan which was curtailed so that employees do not earn additional defined benefits for future services. The plan remains in existence and continues to pay benefits, to invest assets and to receive contributions, if necessary.


  Pension cost (income) included the following components:

- ------------------------------------------------------------------------
PENSION COST (INCOME)
YEAR ENDED DECEMBER 31,                  1994         1993         1992
- ------------------------------------------------------------------------
Interest cost on accumulated
  benefit obligation                   $ 3,055      $ 2,869      $ 2,545
Actual return on plan assets            (3,690)      (4,240)      (2,168)
Net amortization and deferral              890        1,602       (1,155)
- -------------------------------------------------------------------------
Pension cost (income)                  $   255      $   231      $  (778)
=========================================================================

The funded status of the plan at December 31, 1994 and 1993 follows:


- ------------------------------------------------------------------------
PREPAID PENSION COST
DECEMBER 31,                                         1994         1993
- ------------------------------------------------------------------------
Accumulated benefit obligation,
  including vested benefits
  of $35,393 and $39,286                            $(37,444)   $(43,116)
Plan assets at fair value                             42,542      44,332
- ------------------------------------------------------------------------
Plan assets in excess of accumulated
  benefit obligation                                   5,098       1,216
Unrecognized net loss                                  6,425      10,562
- ------------------------------------------------------------------------
Prepaid pension cost                                $ 11,523    $ 11,778
========================================================================

  The prepaid pension cost is included in the balance sheets at December 31, 1994 and 1993 under the caption "Other investments and assets".


  At December 31, 1994, approximately 37% of plan assets of $42,542 were invested in common stocks, 13% in corporate bonds, 26% in U.S. government securities and 24% in cash equivalents.

  The discount rates used in determining the actuarial present value of the accumulated benefit obligation were 8.5% for 1994 and 7% for 1993. The expected long-term rate of return on plan assets was 8% for 1994 and 8.5% for 1993.

  The Corporation sponsors several defined contribution pension plans for certain hourly contract mining services and construction services employees. Pension cost charged to operations, based on hours worked, amounted to $2,102 in 1994, $2,320 in 1993 and $1,596 in 1992.

  The Corporation participates in and makes contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all direct-hire craft employees covered by collective bargaining agreements. The Corporation charged to operations pension cost under the plans amounting to $7,814 in 1994, $10,302 in 1993 and $12,693 in 1992. Under ERISA, as amended by the Multiemployer Pension Plan Amendment Act of 1980, a contributor to a multiemployer plan is liable upon termination of the plan or its withdrawal from the plan, for its share of the multiemployer plan's unfunded vested liabilities.

  The Corporation has long maintained policies and procedures to attempt to preclude it from being subject to withdrawal liability for any portion of an unfunded vested liability under a construction industry multiemployer pension plan. Based on information provided by the multiemployer plan administrators to the U.S. Department of Labor, the Corporation's share of such plans' unfunded vested liabilities as of the most recent disclosures available was approximately $6,830.

INCENTIVE PLANS: The Corporation has a chief executive officer incentive plan, an executive incentive plan and two long-term incentive and benefit plans for officers and key employees. The cost of incentive plans were nil in 1994, $5,536 in 1993 and $3,528 in 1992.

  SUPPLEMENTAL RETIREMENT INCOME ARRANGEMENTS: The Corporation has unfunded supplemental retirement income arrangements for officers and key employees and an unfunded defined benefit pension plan for non-employee directors.

  Periodic cost of the plans included the following components:

- -----------------------------------------------------------------------
PERIODIC COST
YEAR ENDED DECEMBER 31,                 1994         1993         1992
- -----------------------------------------------------------------------
Service cost-benefits earned
  during year                          $1,464       $  336       $  303
Interest cost on accumulated
  benefit obligation                      837          693          667
Net amortization and deferral           1,805          350          327
- -----------------------------------------------------------------------
Periodic cost                          $4,106       $1,379       $1,297
=======================================================================

  The unfunded status of the plans at December 31, 1994 and 1993 follows:

- ------------------------------------------------------------------------
ACCRUED BENEFIT OBLIGATION
DECEMBER 31,                                         1994         1993
- ------------------------------------------------------------------------
Accumulated benefit obligation,
  including vested benefits
  of $10,698 and $10,906                           $(11,005)    $(11,080)
========================================================================
Accumulated benefit obligation                     $(11,202)    $(12,300)
Prior service cost not yet recognized                   519          571
Unrecognized net (gain) loss                         (1,089)       3,263
Minimum liability adjustment                           (452)          --
- ------------------------------------------------------------------------
Accrued benefit obligation                         $(12,224)    $ (8,466)
========================================================================

  The accrued benefit obligation is included in the balance sheets at December 31, 1994 and 1993 under the caption "Deferred compensation".

  The discount rate used in determining the actuarial present value of the accumulated benefit obligation was 8.5% and 7%, respectively, for 1994 and 1993.

  The Corporation had a deferred compensation plan for officers and key employees. The accrued liability of $4,386 and $1,890 is included in the balance sheets at December 31, 1994 and 1993, respectively, under the caption "Deferred compensation." On April 20, 1995 the deferred compensation plan was cancelled and substantially all of the accrued liability at December 31, 1994 was paid to participants

POSTRETIREMENT HEALTH CARE PLAN: In addition to providing pension and other supplemental retirement income arrangements, certain health care benefits are provided for retired employees, their surviving spouses and dependent children. Benefit design changes in 1992 limited postretirement health care benefits to employees who retired by July 1, 1993. Employees who retire thereafter are not eligible for postretirement health care benefits. Retirees who retired before July 1, 1990 pay no contributions for coverage while those who retired after July 1, 1990 and before July 1, 1993 pay periodic contributions. In the past the Corporation has made changes to the plan that have reduced benefits and increased participant's contributions. The Corporation reserves the right to amend or terminate the benefits of retirees who retired after July 1, 1990 and before July 1, 1993, at any time.

  Effective January 1, 1992, the Corporation changed its accounting for postretirement health care costs to the accrual method. In prior years, cost was recognized when retirees' claims were paid. The unfunded present value of the accumulated postretirement benefit obligation ("APBO") for retirees was recognized as a cumulative effect of an accounting change as of the beginning of 1992.

  Postretirement health care costs for 1994, 1993 and 1992 were $2,970, $2,494 and $2,470, respectively, consisting of interest cost of $2,443, $2,494 and $2,311 respectively, on the unfunded APBO.

  The following table sets forth the plan's activity and unfunded balances at December 31, 1994 and 1993.

- ------------------------------------------------------------------------------
ACCRUED POSTRETIREMENT BENEFIT OBLIGATION
DECEMBER 31,                                                1994        1993
- ------------------------------------------------------------------------------
Accumulated postretirement
  benefit obligation (1)                                  $(55,667)   $(36,475)
Unrecognized net loss from changes
  in assumptions and experience                             27,733       9,969
- ------------------------------------------------------------------------------
Accrued postretirement benefit obligation                 $(27,934)   $(26,506)
==============================================================================

(1) The net increase in the APBO from December 31, 1993 to December 31, 1994 was $19,192 or 53%. The reasons for the net increase stem from updating the actuarial assumptions used in the computation of the APBO to reflect current experience. The individual effects of these changes in actuarial assumptions are (i) $16,665 from higher than expected health care costs and updating the health care cost trend to reflect current experience (ii) $8,799 from updating the mortality table to reflect mortality improvements experienced as well as demographic experience different than expected, offset by (iii) $6,272 of actuarial gains, principally from increasing the discount rate from 7.0% to 8.5%.


  Gains and losses that occur because of changes in assumptions and because actual experience differs from that assumed are amortized over 13 years -- the average future expected lifetime of retirees and surviving spouses -- and recognized as a component of postretirement health care cost in subsequent years. The increase in the unfunded APBO is expected to have a material effect on the periodic postretirement health care cost in subsequent years. The postretirement health care cost for 1995 is estimated to be $6,300 compared to $2,970 in 1994.

  The APBO was determined using the projected unit credit method and an assumed discount rate of 8.5% for 1994 and 7% for 1993. In addition, an annual rate increase of 9.4% and 11.6% in the per capita cost of health care benefits was assumed for 1994 and 1993, respectively, gradually declining to 3.5% in the year 2008 and thereafter over the projected payout period of the benefits. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care cost trend rate would increase the APBO at December 31, 1994 by $5,183 and the 1994 cost by $218.

FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 1994 and 1993 have been determined by the Corporation, using available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The contract or notional amounts reflect the extent of involvement the Corporation has in particular classes of financial instruments.

  The carrying amounts and estimated fair values of financial instruments at December 31, 1994 and 1993 are as follows:

- -----------------------------------------------------------------------------------------
                                                                              CONTRACT OR
                                                 CARRYING         FAIR          NOTIONAL
                                                  AMOUNT         VALUE           AMOUNT
- -----------------------------------------------------------------------------------------
DECEMBER 31, 1994
- -----------------------------------------------------------------------------------------
FINANCIAL ASSETS
  Customer retentions                            $ 45,396      $ 43,906
  Other investments and assets:
    Discontinued operations
      Notes and interest receivable                25,504        25,066
      Notes payable                                31,078        31,078
    Other financial assets                          7,116         6,726
FINANCIAL LIABILITIES
  Retentions                                       30,475        29,475
  Customers advances (gross)                      157,888       152,777
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
  Committed revolving credit
    agreements                                                      601         $224,952
  Standby letters of credit                                       3,089          419,037
  Financial guarantees                                               --           59,964
- -----------------------------------------------------------------------------------------
DECEMBER 31, 1993
- -----------------------------------------------------------------------------------------
FINANCIAL ASSETS
  Customer retentions                            $ 62,800      $ 60,267
  Marketable securities                            51,143        53,180
  Other investments and assets:
    Discontinued operations
      Notes and interest receivable                27,222        26,080
      Notes payable                                33,500        33,500
    Other financial assets                         17,587        17,378
FINANCIAL LIABILITIES
  Retentions                                       45,951        44,097
  Customers advances (gross)                      147,788       139,527
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
  Committed revolving credit
    agreements                                                      338         $135,000
  Standby letters of credit                                       1,905          414,203
  Financial guarantees                                              986           73,436
- -----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE (LESS RETENTIONS), UNBILLED RECEIVABLES, SECURITIES AVAILABLE FOR SALE, ACCOUNTS PAYABLE, BILLINGS IN EXCESS, SHORT-TERM AND LONG-TERM DEBT: The carrying amounts of these items approximate their fair values.

CUSTOMER RETENTIONS: Rates currently available to the Corporation for the sale of trade receivables at a discount are used to estimate fair value.

DISCONTINUED OPERATIONS: Fair value of notes and interest receivable are determined by discounting the projected cash flows using rates which would be made to borrowers with similar credit ratings for the same maturities. Notes payable are valued at rates currently available to the Corporation for debt with similar terms.

OTHER FINANCIAL ASSETS: The projected cash flows of notes receivable are discounted at current market rates to estimate fair value. The fair values of investments at cost in small untraded companies are estimated using conservative potential earnings ratios or at the Corporation's proportionate share of the market value of the investee's underlying net assets.

ADVANCES: Net present value of future expected cash flows discounted at rates currently available for short-term debt are used to estimate fair value.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: The fair value of committed revolving credit agreements, standby letters of credit, and lending commitments are estimated using fees currently charged to the Corporation taking into account remaining terms and the creditworthiness of the counterparty.

FINANCIAL GUARANTEES: The estimated fair value of financial guarantees is based upon rates charged for similar agreements or estimated cost to terminate them determined from the amount of exposure under the guarantee and the likelihood of performance being required.

DERIVATIVE FINANCIAL INSTRUMENTS: Forward exchange contracts and hedges are valued based on quoted prices for financial instruments with identical or similar terms. The Corporation operates internationally, giving rise to occasional exposure to market risks from changes in foreign exchange rates. Derivative financial instruments are utilized by the Corporation to reduce those risks. The Corporation has only limited involvement with derivative financial instruments and does not hold or issue financial instruments for trading purposes. At December 31, 1994 the Corporation was not party to any derivative financial instruments.

SUBSEQUENT EVENTS

NEW CREDIT FACILITY: On April 11, 1995, the Corporation and its lender banks entered into a New Credit Facility under which certain of the lenders provided secured loans of $110,000. The Facility included the establishment of $50,000 in new borrowing capacity and the absorption of existing $60,000 accounts receivable purchase agreements in the New Credit Facility. The New Credit Facility also waived until May 31, 1995, non-compliance with various financial covenants under the unsecured credit agreements under which $214,394 has been borrowed as of the date of this Annual Report on Form 10-K. On April 25, 1995 the New Credit Facility was amended to include an additional accounts receivable facility of $12,100. The $122,100 outstanding under the New Credit Facility was due and payable on May 31, 1995. Effective June 1, 1995, the New Credit Facility was amended to (i) extend the loan termination date and waivers from May 31, 1995 to July 31, 1995 and (ii) require the Corporation to repay $31,200 of the secured loans by July 31, 1995. The Corporation repaid $23,000 on June 15, 1995. Interest on the outstanding $122,100 secured loans, equal to the prime rate plus three percent per annum (12% at May 31, 1995), is payable on the last day of each month and on July 31, 1995. The New Credit Facility specifies certain events of default. These events of default arise upon the occurrence of, among other things, (i) the Corporation's failure to pay amounts owing under the secured loans (ii) breaches of covenants, representations and warranties and (iii) other events that customarily constitute events of default under loan agreements similar to the secured loans. See the "Short-Term Debt" Note to Consolidated Financial Statements.

  Prior to July 31, 1995, the Corporation plans to negotiate a long-term financial restructuring with the lenders to allow for the planned disposition of non-core businesses, including MK Rail Corporation, McConnell Dowell Corporation, Ltd., MK Investments, Inc., Western Aircraft, Inc. and its investment in Amerbank, and the completion of its existing contracts.

LITIGATION SETTLEMENT: .Preliminary agreements as to the principal economic terms of a settlement of securities class actions and derivative actions were reached in June 1995, subject, among other things, to approval by the appropriate courts. The $69,000 settlement will include payment of cash and the issuance of stock. The $40,000 cash settlement will be paid by the Corporation's and MK Rail's insurers. The Corporation and MK Rail will issue new common and preferred stock in the amounts of $25,000 and $4,000, respectively, based on predetermined stock prices. Effective December 1994, the Corporation recognized an aggregate pretax charge of $29,000 for the estimated costs of the settlement. The estimated liability for the $29,000 settlement is included in the balance sheet at December 31, 1994 as a non-current liability. Assuming court approval and issuance of the stock, the $29,000 will be reflected in stockholders' equity. However, there can be no assurance that all the parties to the preliminary agreements will agree on the terms of the final settlement or that such final settlement will be approved by the appropriate courts. Although the Corporation has recorded its estimate of the minimum liability, the ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for additional loss that may result upon resolution of this matter has been made in the consolidated financial statements. This settlement does not include the two actions brought by the former stockholders of Touchstone and a derivative action that was filed on June 2, 1995. See the "Commitments and Contingencies
- -- Legal Proceedings" Note to Consolidated Financial Statements.

CHANGES IN BUSINESS: The Corporation decided in the fourth quarter of 1994 and the first quarter of 1995 to pursue the sale of certain of the Corporation's consolidated subsidiaries -- MK Rail Corporation, McConnell Dowell Corporation, Ltd., MK Investments, Inc. (North Pacific construction operations), Western Aircraft, Inc. and the Corporation's unconsolidated affiliates -- MK Gold

Company and Amerbank. Also, the Corporation subsequently decided that its Transit segment would also be considered for sale. In this connection the Corporation has contracted the services of investment banking firms to actively pursue a program of controlled disposition. The plans for disposal are in their preliminary stages and the amounts the Corporation will ultimately realize could differ materially in the near-term from the carrying amounts of the investments at December 31, 1994.

  On June 6, 1995 the Corporation sold its 46.4% ownership interest in MK Gold Company to Leucadia National Corporation ("Leucadia") for $22,500 cash. As a condition to the purchase of the shares, Leucadia acquired MK Gold's $20,000 bank credit facility and released the Corporation from its guarantee obligations under the facility. The Corporation expects to recognize a pretax loss of approximately $10,000 in 1995.


  In June 1995, the Corporation entered into an agreement to sell its wholly-owned subsidiary Western Aircraft, Inc., subject to due diligence and certain other contingencies.

  On June 15, 1995, the Corporation entered into a settlement agreement with MK Rail (subject to the approval of the Corporation's lender banks) regarding the amount of intercompany indebtedness owed by MK Rail to the Corporation and certain other matters. The settlement will result in the Corporation reducing the intercompany receivable from MK Rail through a capital contribution of $29,500 to be recorded in 1995. The remaining balance of the intercompany receivable will be converted into a note, with interest at the prime rate, due in 2000 with earlier repayments under certain conditions.

NAVASOTA MINING SERVICES CONTRACT: The Corporation, through its wholly-owned subsidiary Navasota Mining Company, Inc. ("Navasota") has a mining services contract ("Contract") with Texas Municipal Power Agency ("TMPA") to operate a lignite mine in Texas. TMPA is a separate municipal corporation. In early 1995, TMPA announced that a TMPA-commissioned engineering study concluded it would be "advantageous" for TMPA to switch from lignite mined by Navasota to Wyoming steam coal.

  The Contract can be terminated by TMPA at any time. However, termination of Navasota's mining services will not likely occur within the next 12 months because of necessary TMPA power plant modifications and transportation improvements at the Wyoming mine site. Other than the loss of future revenue and earnings, the Corporation expects that the impact of TMPA terminating Navasota's mining services contract in 1996, on its results of operations and financial position will not be material.

MORRISON KNUDSEN OF AUSTRALIA: On June 15, 1995, the Corporation reached an agreement with MK Rail subject to the approval of the Australian governmental authorities to acquire MK Rail's ownership interest in MKA. The Corporation will acquire 100% of MK Rail's investment in exchange for $3,000 in preferred stock of MKA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)

                    NOMINEES FOR TERMS OF OFFICE TO CONTINUE UNTIL 1998

LINDSAY E. FOX, AGE 58

   Chairman, Linfox Group (Trucking and Warehousing), Melbourne, Australia. Mr. Fox also serves as a director for Coles Myer Limited and Premier Investments Limited. Mr.Fox has served as a director since 1992.

   Member: Executive Compensation and Nominating Committee.

IRENE C. PEDEN, AGE 69

   Retired. Formerly, Professor of Electrical Engineering at the University of Washington, Seattle, Washington. Formerly, Director of Electrical and Communications Systems, the National Science Foundation, Washington, D.C.
Dr. Peden has served as a director since 1990.

   Member: Audit Committee.

JOHN W. ROGERS, JR., AGE 37

   Founder and President, Ariel Capital Management, Inc. (Institutional Money Management and Investment Advisor Firm), Chicago, Illinois. Mr. Rogers also serves as a director for Aon Corporation and the National Association of Securities Dealers. Mr. Rogers has served as a director since 1993.

   Member: Audit Committee.

                    DIRECTORS WHOSE TERMS OF OFFICE CONTINUE UNTIL 1997

PETER S. LYNCH, AGE 51

   Trustee, the Fidelity Group of Funds and Vice Chairman, Fidelity Management & Research Company (Mutual Fund and Pension Management Firm), Boston, Massachusetts. Formerly, Portfolio Manager, Fidelity Magellan Fund, Boston, Massachusetts. Mr. Lynch also serves as a director for W.R. Grace & Co. Mr. Lynch has served as a director since 1988.

   Member: Audit Committee, Chairman.

GERARD R. ROCHE, AGE 63

   Chairman of the Board, Heidrick & Struggles, Inc. (International Executive Search Firm), New York, New York. Mr. Roche is Chairman of the Board for Heidrick & Struggles, Inc., a company which performs general executive search services for the Company. Mr. Roche has served as a director since 1990.

   Member: Audit Committee.

ROBERT A. TINSTMAN, AGE 48

   President and Chief Executive Officer of the Company. Formerly, President of the Company's Mining Group. Mr. Tinstman has served as a director since March 8, 1995.

                    DIRECTORS WHOSE TERMS OF OFFICE CONTINUE UNTIL 1996

JOHN ARRILLAGA, AGE 58

   Partner, Peery-Arrillaga (Commercial Real Estate Development), Santa Clara, California. Mr. Arrillaga has served as a director since 1990.

   Member: Executive Compensation and Nominating Committee.

                                      III-1

CHRISTOPHER B. HEMMETER, AGE 55

   Partner, Hemmeter Partners and Chairman, Hemmeter Enterprises, Inc. (Real Estate Development), Denver, Colorado. Mr. Hemmeter has served as a director since 1988.

   Member: Executive Compensation and Nominating Committee.

ROBERT A. MCCABE, AGE 60

   President, Pilot Capital Corporation (Private Equity Financing), New York, New York. Mr. McCabe also serves as a director for Church & Dwight Co., Inc., Thermo Electron Corporation, Thermo Instruments Systems, Inc. and Borg-Warner Security Corporation. Mr. McCabe has served as a director since 1972.

   Member: Executive Compensation and Nominating Committees. On February 9, 1995, Mr. McCabe was appointed Chairman of the Executive Compensation and Nominating Committee.

ROBERT S. MILLER, JR., AGE 53

   Chairman of the Board of the Company. Formerly, Vice Chairman of Chrysler Corporation. Mr. Miller also serves as a director for Coleman Company, Federal-Mogul Corp., Fluke Corp., Pope & Talbot, Inc. and Symantec Corp. Mr. Miller has served as a director since 1995.

EXECUTIVE COMPENSATION AND NOMINATING COMMITTEE. The Executive Compensation and Nominating Committee ("Compensation Committee") reviews and adjusts the salaries of the principal officers and key executives of the Company and recommends nominees for membership to the Board of Directors. The Compensation Committee also administers the Company's executive compensation and benefit plans. The Compensation Committee meets at such times as may be deemed necessary by the Board of Directors or the Compensation Committee.

   The Compensation Committee will consider nominees for the Board of Directors recommended by stockholders for the 1996 Annual Meeting if the following information concerning each nominee is disclosed in writing: name, age, business address, residence address, principal occupation or employment, class and number of shares of common stock of the Company which are beneficially owned by each nominee and other information relating to the nominee that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Securities Act of 1934, as amended. The stockholder making the nomination must also disclose his or her name, address and the number of shares beneficially owned. All such recommendations must be submitted in a letter to the Secretary of the Company not less than 50 days nor more than 75 days prior to the 1996 Annual Meeting; provided, however, that in the event that less than 65 days notice is given to stockholders, such recommendation by the stockholder must be received not later than 15 days following the day on which the notice of the 1996 Annual Meeting is mailed.

AUDIT COMMITTEE. The primary function of the Audit Committee is to facilitate communications among outside auditors, internal auditors and the Board of Directors. The Audit Committee also reviews financial statements, internal controls and procedures and the scope and results of audits. The Audit Committee meets at such times as may be deemed necessary by the Board of Directors or the Audit Committee.

(b) For information with respect to the executive officers of the Corporation, see the unnumbered caption "Executive Officers of the Registrant" at the end of Part I after Item 4 of this Annual Report on Form 10-K.

(c) The information called for with respect to the identification of certain significant employees is not applicable to the registrant.

(d) There are no family relationships between the directors and executive officers listed above. There are no arrangements nor understandings between any named officer and any other person pursuant to which such person was selected as an officer.

(e) Each of the executive officers named in Part I was elected to serve in the office indicated for one year terms and until his successor is elected and qualified.

(f) Legal proceedings involving directors and executive officers are included in
    Part I, Item 3 of this Annual Report on Form 10-K.

                                      III-2

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with, among others, the Securities and Exchange Commission and to furnish the Company with copies.

   Based on its review of the copies of such forms received by it, or written representatives from certain reporting persons, the Company believes that, during the last fiscal year all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except John
W. Rogers, Jr. who failed to timely file Form 4, Statement of Changes of Beneficial Ownership of Securities, to report the purchases on May 20, 1993 of 1,000 shares and on April 13, 1994 of 500 shares of the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION. Non-employee directors receive a retainer fee of $5,000 per quarter, plus $1,000 for each day of attendance at a Board of Directors meeting and $500 for each standing or special committee meeting attended. Committee chairmen receive an additional $3,000 per year. During 1994 the following amounts were received by members of the Board of Directors: Mrs. Peden $29,500 and Messrs. Arrillaga $29,500, Brzezinski $24,500, Clark $16,500, Fox $29,500, Hemmeter $30,500, Lynch $31,500, McCabe $29,500, Roche $29,500, Rogers
$29,500 and Ueberroth $34,000. A non-employee director may defer all or a portion of his or her retainer and meeting fees pursuant to the Non-Employee Directors Deferred Compensation Plan, as described herein under the section titled "Non-Employee Directors Deferred Compensation Plan." Directors who are employees of the Company receive no additional compensation for serving as directors.

   Non-employee directors may also participate in the Company's group health and dental plan, group life insurance plan and group travel accident insurance plan. The Company pays all costs associated with the non-employee directors' participation in the group plans, although such costs are imputed as taxable income to the directors. During 1994, Mrs. Peden, Messrs. Brzezinski, Clark, McCabe, Roche, Rogers and Ueberroth participated in some or all of the group plans.

STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS. The Company's Stock Option Plan for Non-Employee Directors was approved by stockholders of the Company on April 30, 1990. The purpose of the plan is to encourage the highest level of performance from members of the Board of Directors who are not employees of the Company by providing non-employee directors with a proprietary interest in the financial success of the Company. Under the plan, non-employee directors are granted discounted options to purchase the Company's common stock. Each current non-employee director has been granted an option to purchase 12,000 shares of common stock. The purchase price per share for shares covered by the option award is equal to 50% of the fair market value of common stock on the date of grant. Options granted under the plan are non-transferable and non-assignable by the participant other than by will or by the laws of descent and distribution.

   The options granted under the plan vest over a three-year period in annual increments of one-third on each anniversary of the date of grant for participants who continue to serve on the Board of Directors. If a participant ceases to be a non-employee director for any reason except termination for cause, all vested options then held are exercisable for a period of three years and all unvested options terminate 30 days after the participant ceases to be a non-employee director. If a participant is terminated for cause, all vested options are exercisable for a period of 30 days and all unvested options automatically terminate.

RETIREMENT PLAN FOR NON-EMPLOYEE DIRECTORS. In order to attract and retain qualified outside directors, the Company maintains the Retirement Plan for Non-Employee Directors. The plan provides that non-employee directors are eligible for a retirement benefit if they retire from the Board (i) at age 55 or above with at least five years of service, (ii) at any age with at least 15 years of service or (iii) after becoming disabled while serving. An eligible non-employee director who becomes disabled or who retires from the Board is entitled to receive an annual benefit over a period of time equal to the number of months such eligible non-employee director served on the Board (not to exceed 180 months). The amount of such annual benefit is equal to 100% of the director's total compensation for the final 12 months immediately preceding retirement from the Board. This benefit is referred to as the "standard benefit."

   In lieu of the standard benefit, non-employee directors who were first elected to the Board prior to November 20, 1992 have the following retirement options: (i) for retirement after reaching mandatory retirement age (currently age 70

                                      III-3
unless waived by the Board of Directors) or after having served at least 15 years, such director may elect to receive an annual benefit for life equal to 50% of the director's total compensation for the final 12 months immediately preceding retirement from the Board, (ii) for disability or retirement prior to mandatory retirement age or 15 years of service, such director may elect to receive for a period of time equal to the number of months he or she served on the Company's Board an annual benefit equal to 50% of the director's total compensation for the final 12 months immediately preceding retirement from the Board. Payments under the plan are made quarterly in equal amounts.

NON-EMPLOYEE DIRECTORS DEFERRED COMPENSATION PLAN. The Company's Non-Employee Directors Deferred Compensation Plan provides non-employee directors with the option of electing to defer compensation (which is defined as retainer and meeting attendance fees). The plan provides for compensation to be deferred until a time following the participant's termination as a director. Such compensation may be deferred to a cash account which accrues interest at prime rate (established by Citibank, N.A.) or into stock units, upon which dividends are credited in the form of additional stock units. Stock units are distributed in the form of actual shares of the Company's common stock in a single sum or in annual installments over a period of between five and 20 years, at the participant's election. Cash accounts may be distributed over the same periods. During 1994 four of the non-employee directors, Messrs. Arrillaga, Hemmeter, Rogers and Ueberroth, participated in the plan and were credited with 1,797, 1,961, 806 and 2,008 stock units, respectively. Mrs. Peden, who participated in the plan for two years and currently has 1,253 stock units credited to her account, discontinued participation in the plan at year-end 1992. In 1994, she accrued dividends on her account balance and such dividends amounted to 54 stock units. Mr. McCabe, who participated in the plan for ten years and currently has 19,880 stock units credited to his account, discontinued participation in the plan at year-end 1990. In 1994, he accrued dividends on his account balance and such dividends amounted to 854 stock units.

   EXECUTIVE COMPENSATION. The following table summarizes all plan and non-plan compensation awarded or paid to, or earned by, each of the Named Executives (the chief executive officer and the other four most highly-compensated executive officers of the Company and its subsidiaries) during the fiscal years indicated:

                                      III-4


                           SUMMARY COMPENSATION TABLE
                   FOR FISCAL YEARS ENDED 1992, 1993 AND 1994

                                                                                     Long-Term Compensation
                                                                                   -----------------------------------------------
                                                  Annual Compensation                Awards         Payouts
                                        ----------------------------------------

                                                                                          Securities
                                                            Other            Restricted   Underlying               All
                                                            Annual           Stock        Options/  LTIP           Other
Name and Principal                    Salary      Bonus     Compensation     Award(s)     SARs      Payouts        Comp.
Position                      Year     ($)         ($)          ($)           ($)(14)      (#)       ($)(15)         ($)
- ----------------------------------------------------------------------------------------------------------------------------------
William J. Agee
Chairman, President and
Chief Executive Officer      1994    750,000         0        198,508(1)         0             0         0            70,040(16)
                             1993    750,000   950,000        169,761(2)         0             0   395,415           164,919
                             1992    750,000   500,000        153,703(3)         0        80,000   202,500           130,862

Stephen G. Hanks
Executive Vice President -
Finance and
Administration and
General Counsel              1994    358,173         0         16,548(4)) $1,010,000      50,000         0            31,216(17)
                             1993    250,000   150,000         13,311(5)         0             0   102,515            35,320
                             1992    201,158   100,000         11,205(6)         0        35,000    52,500            33,235

Stephen R. Grant
Senior Vice President        1994    325,000         0         33,969(7)         0             0         0            33,072(18)
                             1993    325,000   140,000         30,622(8)         0             0   133,270            42,857
                             1992    325,000   110,000         28,069(9)         0        20,000    68,250            55,657
Robert A. Tinstman
President -
Mining Group                 1994    284,615         0         23,988(10)        0             0         0            28,851(19)
                             1993    250,000   140,000         23,430(11)        0             0   102,515            37,379
                             1992    250,000   130,000         20,623(12)        0        20,000    52,500            45,700

Thomas H. Zarges
President - Engineering,
Construction and
Environmental Group          1994    243,700         0          6,322(13)  108,125             0         0            23,844(20)
                             1993    206,768    10,000              0      123,125         7,000         0            16,235
                             1992    200,000   105,000              0            0        10,000         0             9,028

(1) Imputed income of $46,075 for use of Company facilities and $48,898 tax gross-up thereon, gross-up of $90,621 on prior years' salary adjustment for use of Company facilities, disability insurance premium of $4,533 and tax gross-up of $8,381 on the foregoing disability insurance premium and the value of the term life insurance premium reported under footnote 16 to this table.

(2) Imputed income of $40,403 for use of Company facilities and $37,713 tax gross-up thereon, $81,212 tax gross-up on prior years' salary adjustments for use of Company facilities, disability insurance premium of $4,423 and tax gross-up of $6,010 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

(3) Imputed income of $98,850 for use of Company facilities and $45,437 tax gross-up thereon, disability insurance premium of $4,312 and tax gross-up of $5,104 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

(4) Disability insurance premium of $8,243 and tax gross-up of $8,305 on the foregoing disability insurance premium and the value of the term life insurance premium reported under footnote 17 to this table.

(5) Disability insurance premium of $6,783 and tax gross-up of $6,528 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

(6) Disability insurance premium of $6,478 and tax gross-up of $4,727 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

(7) Disability insurance premium of $16,347 and tax gross-up of $17,622 on the foregoing disability insurance premium and the value of the term life insurance premium reported under footnote 18 to this table.

(8) Disability insurance premium of $16,262 and tax gross-up of $14,360 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

(9) Disability insurance premium of $16,182 and tax gross-up of $11,887 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

(10) Disability insurance premium of $12,089 and tax gross-up of $11,899 on the foregoing disability insurance premium and the value of the term life insurance premium reported under footnote 19 to this table.


                                      III-5

(11) Disability insurance premium of $12,020 and tax gross-up of $11,410 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

(12) Disability insurance premium of $11,955 and tax gross-up of $8,668 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

(13) Disability insurance premium of $2,957 and tax gross-up of $3,365 on the foregoing disability insurance premium and the value of the term life insurance premium reported under footnote 20 to this table.

(14) As of December 31, 1994, the number and value of shares of restricted stock held by Messrs. Agee, Hanks, Grant, Tinstman, and Zarges were, respectively: 0 shares; 32,000 shares valued at $400,000; 0 shares; 0 shares; and 8,750 shares valued at $109,375. Dividends are payable on all shares of restricted stock to the extent the Company declares a dividend. On February 7, 1994, Mr. Hanks was granted an award of 40,000 shares of restricted stock, which vested immediately with respect to 20% of the shares, with the remainder vesting in four equal increments over the following four years. On August 6, 1993, Mr. Zarges was granted an award of 5,000 shares of restricted stock, which vests in four equal increments on each of the first, second, third, and fourth anniversaries of the date of grant. On May 13, 1994, Mr. Zarges was granted an award of 5,000 shares of restricted stock, which vests in four equal increments on each of the first, second, third, and fourth anniversaries of the date of grant.

(15) This column discloses amounts paid under the Company's 3-Year Plan. For a description of such plan, see the section herein titled "Long-Term Incentive Plans. A. 3-Year Plan."

(16) Amount is comprised of $7,500 matching contributions to employee's ESOP and 401(k) accounts, $30,000 matching contribution to employee's Supplemental Savings Plan account and $32,540 attributable to a life insurance policy on Mr. Agee's life under the Key Executive Life Insurance Plan, of which $3,375 represents the dollar value of the term life insurance premium and $29,165 represents Mr. Agee's interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1994 premium.

(17) Amount is comprised of $7,500 matching contributions to employee's ESOP and 401(k) accounts, $10,607 matching contribution to employee's Supplemental Savings Plan account, $3,969 for service recognition and $9,140 attributable to a life insurance policy on Mr. Hanks' life under the Key Executive Life Insurance Plan, of which $523 represents the dollar value of the term life insurance premium and $8,617 represents Mr. Hanks' interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1994 premium.

(18) Amount is comprised of $7,500 matching contributions to employee's ESOP and 401(k) accounts, $8,750 matching contributions to employee's Supplemental Savings Plan and Deferred Compensation Plan accounts and $16,822 attributable to a life insurance policy on Mr. Grant's life under the Key Executive Life Insurance Plan, of which $960 represents the dollar value of the term life insurance premium and $15,862 represents Mr. Grant's interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1994 premium.

(19) Amount is comprised of $7,115 matching contributions to employee's ESOP and 401(k) accounts, $7,115 matching contributions to employee's Deferred Compensation Plan account, $2,090 attributable to a rebate paid to Mr. Tinstman by the Company as a result of savings realized by booking air travel at an economy class and $12,531 attributable to a life insurance policy on Mr. Tinstman's life under the Key Executive Life Insurance Plan, of which $470 represents the dollar value of the term life insurance premium and $12,061 represents Mr. Tinstman's interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1994 premium.

(20) Amount is comprised of $7,500 matching contributions to employee's ESOP and 401(k) accounts, $4,685 matching contributions to employee's Supplemental Savings Plan and Deferred Compensation Plan accounts and $11,659 attributable to a life insurance policy on Mr. Zarges' life under the Key Executive Life Insurance Plan, of which $415 represents the dollar value of the term life insurance premium and $11,244 represents Mr. Zarges' interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1994 premium.

     OPTION GRANTS. The following table summarizes pertinent information concerning individual grants of stock options, including a theoretical grant date present value for each such grant:


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL GRANTS
                                       --------------------------
                          NUMBER OF
                         SECURITIES
                         UNDERLYING   % OF TOTAL
                          OPTIONS/    OPTIONS/SARS      EXERCISE
                            SARS       GRANTED TO       OR BASE
                          GRANTED       EMPLOYEES        PRICE        EXPIRATION       GRANT DATE
NAME                        (#)      IN FISCAL YEAR(1)   ($/SH)          DATE       PRESENT VALUE ($)
- ----                     ----------  -----------------  ---------  ----------    -----------------
William J. Agee          300,000(2)          11.4        16.0000    04/26/04      2,779,000(3)

Stephen G. Hanks          50,000(4)           1.9        25.3125(5) 02/07/04        742,000(6)
                          50,000(7)           1.9        16.0000    04/26/04        463,000(8)

Stephen R. Grant               0                0                                         0

Robert A. Tinstman        15,000(9)           0.6         5.4375    07/14/04         61,980(10)

Thomas H. Zarges               0                0                                         0


(1) The percentages set forth in this column are calculated based upon the aggregate number of stock options granted during the year to employees of the Company and its subsidiaries, MK Rail Corporation and MK Gold Company. The total number of options granted to employees of such companies were as follows: Company, 263,500; MK Rail Corporation, 1,501,000; and MK Gold Company, 876,800. Thus, options granted in the aggregate during 1994 were 2,641,300.

(2) These options were granted to Mr. Agee by MK Rail Corporation, a majority-owned, publicly traded subsidiary of the Company. The stock options were granted on April 26, 1994, the effective date of an initial public offering of common stock of MK Rail Corporation, at the initial public offering price of $16.00 per share. Twenty-five percent of the options vested on July 20, 1994; the remainder were scheduled to vest in three equal installments on the anniversaries of the first vesting date. However, Mr. Agee's employment with the Company ceased on February 9, 1995. The MK Rail Corporation Stock Incentive Plan provides that upon termination of employment, an optionee is entitled to exercise all options then vested for a period of one year provided such termination was due to death, disability or retirement. In the case of termination for cause, the options immediately terminate and are no longer exercisable. In the case of termination for any other reason not previously described, the optionee is entitled to exercise all options then vested for a period of three months. A determination as to the appropriate course of action with respect to Mr. Agee's options is pending.

Limited Stock Appreciation Rights ("LSARs") in a like number were granted to the optionee in conjunction with the grant of stock options. An LSAR provides the optionee with the right, under certain circumstances, to receive cash in an amount equal to the difference between the exercise price of the option and its fair market value on the date of exercise. Subject to the conditions below, LSARs are exercisable only to the extent the underlying options are exercisable. When an LSAR is exercised, the underlying option is canceled, and vice versa. LSARs may not be exercised within six months of the date of grant and may be exercised only during the 60-day period following a "trigger event," as defined in the plan pursuant to which the LSARs were granted. Such trigger events generally involve circumstances constituting a change in control of the company granting the stock option.

(3) This dollar amount is the result of calculations using the Black-Scholes based option valuation model. In calculating the grant date present value set forth in the table, a factor of 56.9% has been assigned to the volatility of the common stock and the annualized dividend yield has been set at 1.58%, both based on 52 weeks of historical data. The risk-free rate of return has been fixed at 7.3%, the rate for a 10-year zero-coupon U.S. Treasury security in April 1994, the month of grant. The actual option term of ten years has been used and the grant date present value has been discounted by 3% per year for risk of forfeiture due to vesting restrictions. The grant date present value set forth in the table is a theoretical value and may not accurately determine present value. The actual value, if any, the optionee will realize will depend on the excess of the fair market value of the common stock over the exercise price on the date the option is exercised.

(4) The stock options were granted by the Company on February 7, 1994. The options become exercisable in four equal installments beginning on the first anniversary of the date of grant. Limited Stock Appreciation Rights ("LSARs") in a like number were granted to the optionee in conjunction with the grant of the stock options. For a description of the LSARs, see footnote 2 to this table.

(5) The options were granted at the fair market value of the Company's common stock on the date of grant. However, over the 10-year term of the option, the exercise price of the option varies inversely with the market value of the stock. Specifically, the exercise price of the option and LSAR will be determined at the date of exercise of the option and LSAR as follows:

   (i) if the fair market value per share at the date of grant is greater than or equal to the fair market value per share at the date of exercise, the exercise price will be equal to the fair market value per share at the date of exercise; or

   (ii) if the fair market value per share at the date of exercise is greater Than the fair market value per share at the date of grant, the exercise price will be equal to the fair market value per share at the date of grant reduced (but not below zero) by the difference between the fair market value at the date of exercise and the fair market value at the date of grant.

Notwithstanding the foregoing, in no event shall the exercise price per share be less than the par value per share.

(6) This dollar is the result of calculations using the Black-Scholes based option valuation model. In calculating the grant date present value set forth in the table, a factor of 30.74% has been assigned to the volatility of the common stock and the annualized dividend yield has been set at 3.74%, both based on 36 months of historical data. The risk-free rate of return.

The Board of Directors of the Company is divided into three classes, as nearly equal in number as possible. Each class serves three years, with terms of office of the respective classes expiring in successive years. The terms of office of three directors will expire at the 1995 Annual Meeting. The proxies solicited hereby cannot be voted to elect more than three directors at the Annual Meeting.

It is the intention of the proxy holders named in the enclosed proxy to vote such proxies for the three nominees first named below, all of whom currently are directors, to hold office until the 1998 Annual Meeting and until their successors are elected and qualified.

If it is determined prior to the meeting that any nominee will be unable to serve as a director, the proxy holders reserve the right to substitute a nominee and vote for another person of their choice in the place and stead of any nominee unable so to serve, unless the Board of Directors reduces the size of the membership of the Board of Directors prior to the meeting to eliminate the position of any such nominee.

                                     III-7



There were seven Board of Directors meetings held during the last fiscal year. All directors and nominees attended at least 75% of the aggregate of the 1994 meetings of the Board of Directors and all committees on which such persons served. Certain information with respect to the nominees and continuing directors given below has been furnished by the respective nominees and continuing directors. has been fixed at 6.5%, the rate for a 10-year zero-coupon U.S. Treasury security in February 1994, the month of grant. The actual option term of ten years has been used and the grant date present value has been discounted by 3% per year for risk of forfeiture due to vesting restrictions. The grant date present value has been multiplied by a factor of 2.0 to reflect the variable exercise price which effectively doubles the potential stock option gain which may be achieved by the option grant. The grant date present value set forth in the table is a theoretical value and may not accurately determine present value. The actual value, if any, the optionee will realize will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.

(7) These options were granted to Mr. Hanks by MK Rail Corporation, a majority-owned, publicly traded subsidiary of the Company. The stock options were granted on April 26, 1994, the effective date of an initial public offering of common stock of MK Rail Corporation, at the initial public offering price of $16.00 per share. Twenty-five percent of the options vested on July 20, 1994; the remainder will vest in three equal installments on the anniversaries of the first vesting date. Limited Stock Appreciation Rights ("LSARs") in a like number were granted to the optionee in conjunction with the grant of the stock options. For a description of the LSARs, see footnote 2 to this table.

(8) This dollar amount was calculated in a manner identical to that described for Mr. Agee's grant of MK Rail Corporation stock options. See footnote 3 to this table.

(9) These options were granted to Mr. Tinstman on July 14, 1994 by MK Gold Company, a minority-owned, publicly traded subsidiary of the Company. One third of the options vests on each of the anniversary dates of the original date of grant. Limited Stock Appreciation Rights ("LSARs") in a like number were granted to the optionee in conjunction with the grant of the stock options. For a description of the LSARs, see footnote 2 to this table.

(10) This dollar amount is the result of calculations using the Black-Scholes based option valuation model. In calculating the grant date present value set forth in the table, a factor of 69.78% has been assigned to the volatility of the common stock and the annualized dividend yield has been set at 0%, both based on 52 weeks of historical data. The risk-free rate of return has been fixed at 7.3%, the rate for a 10-year zero-coupon U.S. Treasury security in July 1994, the month of grant. The actual option term of ten years has been used and the grant date present value has been discounted by 3% per year for risk of forfeiture due to vesting restrictions. The grant date present value set forth in this table is a theoretical value and may not accurately determine present value. The actual value, if any, the optionee will realize, will depend on the excess of the fair market value of the common stock over the exercise price on the date the option is exercised.

     AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES. The following table summarizes pertinent information concerning the exercise of stock options during fiscal year 1994 by each of the Named Executives and the fiscal year-end value of unexercised options:

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES

                                                                                      VALUE OF
                                                             NUMBER OF               UNEXERCISED,
                                                        SECURITIES UNDERLYING        IN-THE-MONEY
                                                            UNEXERCISED            OPTIONS/SARS AT
                                                            OPTIONS/SARS          FISCAL YEAR END ($)
                                                        AT FISCAL YEAR END (#)
                      SHARES ACQUIRED       VALUE            EXERCISABLE/            EXERCISABLE/
NAME                   ON EXERCISE (#)    REALIZED ($)      UNEXERCISABLE           UNEXERCISABLE
- ----                  ----------------  --------------  ----------------------  ---------------------
William J. Agee               0                0             315,000/                  0/
                                                             265,000                   0
Stephen G. Hanks              0                0              46,202/                  0/
                                                             107,500                   0
Stephen R. Grant              0                0              50,000/                  0/
                                                              10,000                   0
Robert A. Tinstman            0                0              41,602/                  0/
                                                              30,000                   0
Thomas H. Zarges              0                0              12,750/                  0/
                                                              12,250                   0

   LONG-TERM INCENTIVE PLANS.

      A. 3-YEAR PLAN. On October 31, 1991 the Company established the 3-Year Plan. Participation in the 3-Year Plan is limited to those individuals who are able to influence significantly the Company's long-term performance and who are selected to participate by the Compensation Committee.

     The 3-Year Plan is designed to compare Total Shareholder Return for the Company at the end of the initial three-year period (January 1, 1989 to December 31, 1991) and each rolling three-year period thereafter, against Total Shareholder Return for the same period for each of 12 other companies ("Competitors") which operate primarily in the same markets in which the Company operates. Total Shareholder Return for each three-year performance period is defined as the percentage obtained for a company by dividing (a) by
(b) where (a) equals (the 30-day average for the Company's closing stock price for the last month of the performance period less the 30-day average of the Company's closing stock price for the month immediately preceding the first month of the performance period) plus dividends

                                     III-8
declared to be paid to stockholders on those record dates falling within the performance period (b) equals the 30-day average of the Company's closing stock price for the month immediately preceding the first month of the performance period. The competitors are Guy F. Atkinson Company of California; Blount, Inc.; CBI Industries, Inc.; CRSS Inc.; Ensearch Corporation; Fluor Corporation; Foster Wheeler Corporation; Jacobs Engineering Group, Inc.; McDermott International, Inc.; Perini Corporation; Stone & Webster Incorporated and The Turner Corporation.

     At the end of each three-year performance period, each Competitor and the Company are ranked based upon their Total Shareholder Return. The 3-Year Plan provides that targeted bonuses, if any, are paid at the end of each performance period according to the following table:

           COMPANY'S PERCENTILE RANKING        PERCENT OF TARGET BONUS EARNED
              WITHIN COMPETITOR GROUP                  BY PARTICIPANTS
           ----------------------------        ------------------------------
                      0 to 35th                               0%
                       47.5th                                50%
                        60th                                100%
                       72.5th                               150%
                     85 to 100th                            200%

   The Compensation Committee, in conjunction with recommendations previously made by compensation experts, has set each participant's target bonus which is a percentage of his base salary. Target bonus percentages for Messrs. Agee, Grant, Hanks and Tinstman for the three-year period ending on December 31, 1994 were 45%, 35%, 35% and 35% of base compensation, respectively.

A percentile ranking falling between numbers is interpolated.

     In the event of a change in control, as defined in the 3-Year Plan, bonuses become immediately payable. Such bonuses would be based upon Total Shareholder Return calculated as of the last day of the month immediately preceding the month in which the change in control occurred and would be prorated based upon the number of full calendar months of service rendered by the participant during the performance period and prior to the change in control.

     On February 7, 1994, the Named Executives were designated as participants in the 3-Year Plan for the 1994-1996 performance period. Accordingly, the following table summarizes estimated payment information under the 3-Year Plan for the performance period January 1, 1994 through December 31, 1996:

                                     III-9

LONG-TERM INCENTIVE PLAN -- ESTIMATED PAYOUTS UNDER 3-YEAR PLAN

                                                       ESTIMATED FUTURE PAYOUTS
                                              ----------------------------------------
                            PERFORMANCE
                            PERIOD UNTIL         THRESHOLD(1)  TARGET(2)    MAXIMUM(3)
NAME                           PAYOUT                ($)          ($)          ($)
- ----                    --------------------  ---------------  ----------  -----------

William J. Agee(4)        January 1, 1994-
                        December 31, 1996              0            0            0

Stephen G. Hanks          January 1, 1994-
                        December 31, 1996          2,982       105,000     210,000

Stephen R. Grant          January 1, 1994-
                        December 31, 1996          1,392        49,000      98,000

Robert A. Tinstman        January 1, 1994-
                        December 31, 1996          2,982       105,000     210,000

Thomas H. Zarges          January 1, 1994-
                        December 31, 1996          2,485        87,500     175,000


(1) Assumes that the Company's Total Shareholder Return falls on the 35.71st percentile when ranked with the Competitors.

(2) Assumes that the Company's Total Shareholder Return falls on the 60th percentile when ranked with the Competitors.

(3) Assumes that the Company's Total Shareholder Return falls above the 85th percentile when ranked with the Competitors.

(4) In order for a participant to be entitled to an award under the 3-Year
Plan, such individual generally must be rendering services to the Company on the last day of the performance period. Mr. Agee ceased rendering services to the Company on February 9, 1995. The performance period will end on December 31, 1996. Accordingly, Mr. Agee is not entitled to any benefit thereunder. Mr. Agee's employment agreement, described under the section herein titled "Employment Contracts and Change In Control Arrangements," may override the above provisions of the 3-Year Plan under certain circumstances and require the immediate vesting and payout of any awards accrued under the 3-Year Plan. No amounts have been accrued under the 3-Year Plan for the January 1, 1994 through December 31, 1996 performance period cycle. Thus, even if the overriding provisions of Mr. Agee's employment contract were to become applicable, he would not be entitled to receive any award under the 3-Year Plan for such cycle.


     B. INDIVIDUAL 5-YEAR PLANS. During 1993, Messrs. Hanks and Tinstman were awarded participation in long-term incentive plans that were tailored to each of their positions (the "Individual 5-Year Plans"). Such plans provide the participants with an opportunity for a cash award at the end of a five-year performance period. No shares of Company common stock, performance units or other stock rights are involved.

     Mr. Hanks' Individual 5-Year Plan measures annually (over the five-year period January 1, 1993 to December 31, 1997) the Company's after-tax net income as a percentage of its average total capital. In the case of Mr. Tinstman, who was the President of the Mining Group, the performance formula is modified to measure over the same period the contribution to net income at the Mining Group level over such group's average annual capital employed ("ROTC").

     A positive award pool is created each year during the performance period in an amount equal to the Company's net income (in the case of Mr. Hanks) or contribution to net income by each group (in the case of Mr. Tinstman) in excess of the predetermined ROTC goal set by the Compensation Committee. The award pool is not capped at any maximum amount. If net income or contribution to net income falls below the ROTC goal in any given year, the amounts by which the Company or Mining Group failed to meet its goal becomes a negative award pool for such individual. The negative award pool is not capped at any maximum amount.

     Each participant shares in the annual award pool (which may be positive or negative based upon Company or group performance) applicable to his position in accordance with a sharing percentage established by the Compensation Committee. The participant's share of the award pool, which may be positive or negative, is not paid to the executive. Rather, such amounts are tracked throughout the five-year performance period by the Company and "netted" at the end thereof. Assuming that the "cumulative" five-year award is positive, it can be adjusted upward if the compound annual growth rate in the Company's stock price exceeds targets established by the Compensation Committee. This latter adjustment is applicable only to Mr. Hanks and not to Mr. Tinstman. Payments to participants under the Individual 5-Year Plans, if any, are reduced by payments received by participants during the same period under the Company's 3-Year Plan and for awards of restricted stock granted as incentive compensation during such period.

                                     III-10

     Except in the case of death, disability or termination without cause, any payments due to participants under the Individual 5-Year Plans will be made within 120 days following December 31, 1997. In the event of a change in control, as defined in the Individual 5-Year Plans, the participants' accrued awards are immediately vested and payable.

     It is impossible for the Company to estimate with reasonable accuracy the many variables affecting potential payments under the Individual 5-Year Plans. Thus, it is impossible to determine whether participation in the Individual 5-Year Plans by Messrs. Hanks and Tinstman will result in cash bonuses to them at the end of the performance period and, if so, in what amounts. However, if one assumed that such plans were terminated as of December 31, 1994, Messrs. Hanks and Tinstman would be entitled to receive the following unaudited amounts: $0 and $1,260,260, respectively.

     Although Mr. Zarges was awarded participation in an Individual 5-Year Plan during 1994 applicable to his position as President of the Engineering, Construction and Environmental Group, no such plan was drafted. If such plan is ultimately drafted for Mr. Zarges, it will function in all material respects as the plan described for Mr. Tinstman.

     C. CEO 5-YEAR PLAN. In February 1991, the Compensation Committee approved the Key Executive Long-Term Incentive Plan ("CEO 5-Year Plan") upon the advice of independent compensation experts. The plan measures annually return on total capital ("ROTC") over the five-year period January 1, 1991 to December 31, 1995. An award pool is created each year in the amount by which net income exceeds the ROTC goal set by the Compensation Committee at the beginning of the five-year performance period. If net income for a given year meets but does not exceed the ROTC goal established by the Compensation Committee, the award pool for such year is $0. Finally, the award pool is negative in the amount by which net income falls below the ROTC goal for a given year.

     Mr. Agee, who was the only Named Executive to participate in the CEO 5-Year Plan, is credited with a percentage of the annual pool (whether the pool is positive or negative) based on a table of percentages established by the Compensation Committee at the beginning of the five-year performance period. Annual awards are not paid but are "tracked" over the performance period. At the end of the performance period, the annual awards (whether positive or negative) are "netted" against one another for a cumulative award. If the cumulative award is negative, no award is paid to Mr. Agee. If the cumulative five-year award is positive, it may be adjusted upward if the compound annual growth rate in the Company's stock price over the performance period exceeds targets established by the Compensation Committee. Any payments to be awarded to Mr. Agee under the 5-Year Plan are to be offset by payments received by him during the same period under the Company's 3-Year Plan.

     On February 9, 1995, Mr. Agee terminated employment with the Company. Mr. Agee's net accrual for years 1991 through 1994 was negative. Thus, under no circumstances would Mr. Agee be entitled to receive an award from the CEO 5-Year Plan.

     PENSION. Company retirement or actuarial benefits to the Named Executives are derived principally from three sources: (i) an annuity issued by United Pacific Life Insurance Company arising out of the termination of the Morrison Knudsen Corporation Retirement Plan established January 1, 1970 and terminated December 12, 1987 ("UPL Annuity"); (ii) a retirement benefit from the Morrison Knudsen Corporation Retirement Plan established January 1, 1988 and frozen December 31, 1991 ("Frozen MKRP Benefit"); and (iii) a retirement benefit from supplemental retirement benefit agreements ("SRBA Benefit"). The details as to the source and amount of each Named Executive's retirement benefits are provided below.

                                     III-11

     The following table summarizes the estimated annual benefits payable in the form of a straight-life annuity upon normal retirement to each of the Named Executives:

                                        PENSION TABLE

                                                                         TOTAL ANNUAL
                                       FROZEN MKRP    SRBA BENEFIT(3)     BENEFIT AT
                      UPL ANNUITY(1)    BENEFIT(2)    AT AGE 65($)         AT AGE 65
NAME                       ($)            ($)              ($)                ($)
- ----                  --------------  -------------  -----------------  --------------

William J. Agee               0          9,052           335,397(4)        344,449

Stephen G. Hanks          7,284         13,755                 0            21,039

Stephen R. Grant              0          9,082           254,680(5)        263,762

Robert A. Tinstman        9,385         17,860            10,568            37,813

Thomas H. Zarges              0              0                 0                 0


(1) The amounts shown in this column are fixed amounts based upon the formula contained in the Morrison Knudsen Corporation Retirement Plan established January 1, 1970 and terminated December 12, 1987. Such amounts will not increase due to compensation paid or services rendered by the Named Executive after December 12, 1987.

(2) The amounts shown in this column are fixed amounts based upon the formula contained in the Morrison Knudsen Corporation Retirement Plan established January 1, 1988 and frozen December 31, 1991. Such amounts will not increase due to compensation paid or services rendered by the Named Executive after December 31, 1991.

(3) The Company has entered into various nonqualified and unfunded SRBAs or other agreements to provide retirement income to Messrs. Agee, Grant and Tinstman. Generally, the SRBAs provide each Named Executive, except Messrs. Hanks and Zarges, with a retirement benefit equal to the difference between (a) the retirement benefit that would be payable to such participant under the Morrison Knudsen Corporation Retirement Plan established January 1, 1988 and frozen December 31, 1991, if it were not for certain limits imposed on the Named Executive under the Internal Revenue Code of 1986, as amended; and (b) the Named Executive's Frozen MKRP Benefit. This difference is referred to hereafter as the "Standard SRBA Benefit." In the case of Mr. Tinstman, the Standard SRBA Benefit will not increase, absent any future amendments to his SRBA, due to compensation paid or services rendered after December 31, 1991. Mr. Agee's SRBA, which is part of his employment agreement, also provides that under certain circumstances he is entitled to receive a retirement benefit which, inclusive of the Frozen MKRP Benefit and the Standard SRBA Benefit, will equal 45% of his final average compensation at normal retirement. "Final average compensation" is the average compensation earned by Mr. Agee during the five sequential calendar years of service out of the last ten completed calendar years of service in which his compensation was the highest. If Mr. Agee's employment is terminated for cause, as defined in his employment agreement, the SRBA provides that he is not entitled to receive any retirement benefit thereunder. Mr. Grant's agreement provides him with additional retirement income equal to the greater of (a) the Standard SRBA Benefit paid in monthly installments; or (b) a monthly benefit at age 65 which, inclusive of the Frozen MKRP Benefit, equals 50% of his highest monthly compensation during the five consecutive years out of the last ten years of service with the Company immediately preceding retirement, less 50% of his unreduced primary social security benefit.

(4) For purposes of this calculation, it was assumed that Mr. Agee was entitled to the SRBA benefit. His final average compensation was calculated as $1,534,977, and was based upon actual compensation received by Mr. Agee during his tenure with the Company. Such benefit was calculated using seven years of credited service with the Company, which was the amount of service Mr. Agee had accrued as of the date of his termination of employment. If one assumed that Mr. Agee's employment with the Company was terminated for cause, as defined in his employment agreement, his SRBA benefit would be $0. Litigation currently brought by shareholders of the Company, if successful, would preclude the payment of any benefits to Mr. Agee under the terms of his employment agreement, regardless of the reason for his termination of employment from the Company. A determination by the Company's Board of Directors as to the appropriate course of action with respect to Mr. Agee's SRBA benefit is pending.

(5) Mr. Grant's final average compensation is calculated as $503,900 and is based upon actual compensation received by Mr. Grant through December 31, 1994. Such benefit is to accrue over 16 years of service with the Company. Mr. Grant currently has six years of credited service with the Company.


     EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS. The Company has entered into the following employment agreements with the Named Executives:

     A. MR. AGEE. On April 2, 1991, the Company entered into a five-year employment agreement (April 2, 1991 through December 31, 1995) with Mr. Agee. Pursuant to the terms of the employment agreement, Mr. Agee was entitled to receive a minimum annual base salary of $750,000 and was to be considered for an annual bonus of at least 50% of his base salary with the actual bonus determined by the Compensation Committee after an assessment of the Company's financial performance and Mr. Agee's strategic accomplishments. He was also entitled to participate in (i) the CEO 5-Year Plan, (ii) the Key Executive Life Insurance Plan (which provides pre-retirement life insurance of three times base salary, inclusive of the Company's group plan and which provides post-retirement life insurance of one times base salary), (iii) the Key Executive Disability Insurance Plan (which provides a disability benefit of 60% of base salary and annual bonus, inclusive of all Company and government programs) and (iv) all other health and welfare benefits generally available to executive officers of the Company. Upon retirement at age 65, he was to be entitled to receive a retirement benefit of 45% of his final average compensation, less any benefits provided under the Company's frozen MKRP Benefit and the Standard SRBA Benefit. Lesser benefits were payable if he retired before age 65.

     Under the employment agreement, Mr. Agee was also entitled to receive a severance benefit equal to twice his base compensation (which includes such items as base salary, bonuses and participation in health and retirement programs) if his employment was terminated for a reason other than death, disability, cause (as defined in such agree-

                                     III-12

ment), voluntary resignation under circumstances not constituting constructive termination or the expiration of the employment agreement. Under such circumstances, the Company was to fully vest all unvested stock options and restricted stock awards previously granted and fully vest and immediately pay any accrued awards and bonuses. Finally, if any payments due under the employment agreement were to result in liability to Mr. Agee for an excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the Company has agreed to pay him an amount which (after deducting any Federal, state and local income taxes payable with respect to such amount) would be sufficient to fully satisfy such tax. If Mr. Agee's employment is terminated for death, disability, cause, as defined in the employment agreement, voluntary resignation not constituting constructive termination, or upon expiration of the agreement, Mr. Agee would not be entitled to any of the benefits described above. A determination by the Company's Board of Directors as to the appropriate course of action with respect to Mr. Agee's employment agreement is pending.

     Litigation currently brought by shareholders of the Company, if successful, would preclude the payment of any benefits to Mr. Agee under the terms of his employment agreement, regardless of the reason for his termination of employment from the Company.

          B. MR. GRANT. Effective January 1, 1989 the Company entered into an employment agreement with Mr. Grant. The agreement does not set forth a minimum term of employment with the Company. However, while employed Mr. Grant is entitled to receive a minimum annual base salary of $310,000 and is to be considered for an annual bonus (with no amount specified). Additionally, he is entitled to participate in the health and welfare benefit plans generally available to all other employees of the Company. Pursuant to the terms of the employment agreement, Mr. Grant received 15,000 options to purchase shares of the Company's common stock and 15,000 shares of restricted Company common stock.

     Under the terms of the employment agreement, Mr. Grant is entitled to receive a severance benefit equal to twice his annual base salary on the date of termination if he terminates his employment for "good reason" as defined in the agreement after the occurrence of a change in control. Additionally, all outstanding options become immediately exercisable and all restrictions on restricted stock awards immediately lapse upon a change in control. In Mr. Grant's case, the options and restricted stock granted in 1989 are now fully vested and unrestricted. Finally, under the January 1, 1989 employment agreement the Company has agreed to pay Mr. Grant an amount which (after deducting any Federal, state and local income taxes payable with respect to such amount) is equal to the tax, if any, imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

     On October 24, 1994, the Company entered into an additional agreement pursuant to which Mr. Grant's annual base salary will be reduced to $140,000 for the first 500 hours of service during 1995 and 1996, respectively. For services in excess of 500 hours each year, Mr. Grant will be compensated at a rate of $185 per hour. The agreement will expire on December 31, 1996. However, if prior to such expiration Mr. Grant is terminated by the Company without cause, he is entitled to receive the remainder of his salary through December 31, 1996 and certain early retirement benefits pursuant to an agreed upon schedule.

          C. MESSRS. HANKS, TINSTMAN AND ZARGES. Effective January 1, 1993, the Company entered into five-year employment agreements (January 1, 1993 through December 31, 1997) with Messrs. Hanks and Tinstman. Effective January 1, 1994, the Company entered into a similar five-year employment agreement with Mr. Zarges (January 1, 1994 through December 31, 1998). Pursuant to the terms of the employment agreements, Messrs. Hanks, Tinstman and Zarges are entitled to receive a minimum annual base salary of $250,000, $250,000 and $250,000, respectively, and to participate in the Company's annual bonus plan applicable to their corporate position or operating group position. They are also entitled to participate in (i) an Individual 5-Year Plan tailored to their corporate position or operating group position (for a description of such plans, see the section herein titled "Long-Term Incentive Plans. B. Individual 5-Year Plans"), (ii) the Key Executive Life Insurance Plan (which provides pre-retirement life insurance of three times base salary, inclusive of the Company's group plan and which provides post-retirement life insurance of one times base salary), (iii) the Key Executive Disability Insurance Plan (which provides a disability benefit of 60% of base salary and annual bonus, inclusive of all Company and government programs) and (iv) all other health and welfare benefits generally available to executive officers of the Company.

     Under the employment agreements, Messrs. Hanks, Tinstman and Zarges are also entitled to receive a severance benefit equal to twice their base compensation (which includes such items as base salary in effect immediately preceding the termination of employment, bonuses and participation in health and retirement programs) if their employment is terminated for a reason other than death, disability, cause, voluntary resignation under circumstances

                                     III-13
not constituting constructive termination or the expiration of their employment agreements. Under such circumstances, the Company will fully vest all unvested stock options and restricted stock awards previously granted, and fully vest and immediately pay any accrued awards and bonuses. If any payments due under the employment agreements will result in liability to Messrs. Hanks, Tinstman and Zarges for an excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the Company has agreed to pay to them an amount which (after deducting any Federal, state and local income taxes payable with respect to such amount) is sufficient to fully satisfy such tax.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF. The following table shows the persons (as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to beneficially own more than 5% of the Company's common stock. It also shows the same information for all directors of the Company, the Named Executives, and the directors and other executive officers of the Company as a group:


      (1)                                              (2)                          (3)                 (4)
                                              Number of Shares and
                                              Nature of Beneficial
                                                 Ownership as of
                                                  May 31, 19951               Right to Acquire
Name and Address                             Unless Otherwise Noted           Within 60 Days of      Percent of
of Beneficial Owner                      (Including Shares in Column (3))        May 31, 1995         Class(2)
- ---------------------------------------------------------------------------------------------------------------
Mellon Bank Corporation                            2,111,368(3)                          0              6.12%
Mellon Bank Center
Pittsburgh, PA 15258

Systematic Financial Management, Inc.              1,717,129(4)                          0              5.00%
Two Executive Drive
Fort Lee, NJ 07024

DIRECTORS:
John Arrillaga                                        14,000                         8,000                *

Lindsay E. Fox                                        12,000                        12,000                *

Christopher B. Hemmeter                               14,000                        12,000                *

Peter S. Lynch                                        19,000                        12,000                *

Robert A. McCabe                                      12,806                        12,000                *

Robert S. Miller, Jr.                                 20,000                             0                *

Irene C. Peden                                        12,200                         7,000                *

Gerard R. Roche                                       12,000                         8,000                *

John W. Rogers, Jr.                                   10,500                         8,000                *

Robert A. Tinstman                                    81,679                        49,602                *

NAMED EXECUTIVES:
William J. Agee                                      156,090(5)                          0                *

Stephen R. Grant                                      57,977                        55,000                *

Stephen G. Hanks                                      98,977(6)                     57,452                *

Thomas H. Zarges                                      26,295(7)                     15,250                *

All Directors and Executive                          436,071(8)                    299,554              1.3%
Officers as a Group (16)

*Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.

                                    III-14

(1) For purposes of this table, shares are considered to be "beneficially" owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities; and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of May 31, 1995, unless otherwise noted. The numbers shown in this column include shares allocated to an employee's account under the Company's Employee Stock Ownership Plan and include shares purchased under the Company's 401(k) Savings Plan by an employee who has shared voting power and sole dispositive power over such shares, except in cases where dispositions are required by law.

(2) The percentages shown are calculated based upon the shares indicated in column (2).

(3) Mellon Bank Corporation ("Mellon") filed an Amendment No. 5 to Schedule 13G dated January 25, 1995 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The Amendment No. 5 to
Schedule 13G states that as of January 25, 1995 Mellon and certain of its subsidiary corporations are the beneficial owners of 2,111,368 shares of the Company's common stock of which Mellon has sole voting power as to 186,000 shares, shared voting power as to 1,924,368 shares, sole dispositive power as to 185,000 shares and shared dispositive power as to 4,000 shares. Mellon Bank, N.A., a subsidiary of Mellon, has acted as trustee of the Company's Employee Stock Ownership Plan which was terminated effective May 10, 1995. Amendment No. 5 to Schedule 13G states that on January 25, 1995 Mellon Bank, N.A. held 1,922,368 shares, which shares are included in the total above. Upon termination of the Plan, participants were given the immediate right to receive their account balances under the ESOP or to have them transferred to the Company's 401(k) Savings Plan or any other plan or IRA that can receive an eligible rollover distribution.

(4) Systematic Financial Management, Inc. ("SFMI") filed a Schedule 13G dated February 13, 1995 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The Schedule 13G states that as of December 31, 1994 SFMI and certain of its subsidiary corporations are the beneficial owners of 1,717,129 shares of the Company's common stock of which SFMI has sole voting power as to 0 shares, shares voting power as to 125,045 shares, sole dispositive power as to 1,717,129 shares and shared dispositive power as to 0 shares.

(5) Based on best records available to the Company.

(6) Of such shares, Mr. Hanks has sole power to vote and no power to dispose of 24,000 shares.

(7) Of such shares, Mr. Zarges has sole power to vote and no power to dispose of 7,500 shares.

(8) Of such shares, certain executive officers have sole power to vote and no power to dispose of 33,750 shares beneficially owned by them.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     INDEBTEDNESS INFORMATION. There are no officers or directors who have had, at any time since January 1, 1994, more than $60,000 of debt to the Company.

     RELATED TRANSACTIONS. On May 18, 1994, Mr. and Mrs. Agee sold their residence located in Boise, Idaho, to PHH Homequity Corporation (the Company's agent for its relocation program) for an amount equal to $650,000. The purchase price for the home, which was held by the Agee's for more than two years, was derived by an average of two real estate appraisals.

     The appraisals were obtained by the Company from Sullivan Real Estate Appraisal and Appraisals of Value, both headquartered in Boise, Idaho. The purchase of the home for $650,000 by the Company's agent was authorized by the Executive Compensation and Nominating Committee of the Board of Directors. The residence was sold on July 8, 1994 for $628,000 to an independent third party. The Company incurred a loss of ($75,490) in commissions and carrying costs, which included the difference between the purchase price and the sales price, in connection with the purchase and sale of the home.

                                    III-15

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

                                                                                       PAGE(S)

(a)  DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K.

     1. The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche, LLP dated June 26, 1995, are included in Part II, Item 8 of this Annual Report on Form 10-K

          Independent Auditors' Report                                                  II-15

          Consolidated Statements of Operations for years ended December 31,
          1994, 1993, and 1992                                                          II-16

          Consolidated Statements of Cash Flows for years ended December 31,
          1994, 1993 and 1992                                                           II-17

          Consolidated Balance Sheets at December 31, 1994 and 1993                  II-18, II-19

          Consolidated Statements of Stockholders' Equity for years ended
          December 31, 1994, 1993 and 1992                                              II-20

          Notes to Consolidated Financial Statements                                 II-21-II-39

     2. Financial Statement Schedule as of December 31, 1994 and 1993 included in Part IV of this Annual Report on Form 10-K

          Valuation and Qualifying Accounts                                             IV-3

          Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is given in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

     3.   Exhibits

          The exhibits to this Annual Report on Form 10-K are listed in the
          Exhibit Index contained elsewhere in this Annual Report.

(B)       REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the fourth quarter of 1994.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 1995.

Morrison Knudsen Corporation

By  /s/ R.A. Tinstman
    ----------------------------------------------------
    R.A. Tinstman, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on June 26, 1995 by the following persons on behalf of the Corporation in the capacities indicated.

                                          President and Chief Executive Officer and Director
 /s/ R.A. Tinstman                                    (Principal Executive Officer)
- ----------------------------------
R.A. Tinstman

                                         Executive Vice President and Chief Financial Officer
 /s/ D.M. Slavich                                     (Principal Financial Officer)
- ----------------------------------
D.M. Slavich

                                                      Vice President and Controller
 /s/ M.E. Howland                                     (Principal Accounting Officer)
- ----------------------------------
M.E. Howland

 /s/ J. Arrillaga*                                               Director
- ----------------------------------
J. Arrillaga

 /s/ L.E. Fox*                                                   Director
- ----------------------------------
L.E. Fox

 /s/ C.B. Hemmeter*                                              Director
- ----------------------------------
C.B. Hemmeter

 /s/ P.S. Lynch*                                                 Director
- ----------------------------------
P.S. Lynch

 /s/ R.A. McCabe*                                                Director
- ----------------------------------
R.A. McCabe

 /s/ R.S. Miller, Jr.                                            Director
- ----------------------------------
R.S. Miller, Jr.

 /s/ I.C. Peden*                                                 Director
- ----------------------------------
I.C. Peden

 /s/ J.W. Rogers, Jr.*                                           Director
- ----------------------------------
J.W. Rogers, Jr.

 /s/ G.R. Roche*                                                 Director
- ----------------------------------
G.R. Roche

* Stephen G. Hanks, by signing his name hereto, does hereby sign this Annual
Report on Form 10-K on behalf of each of the above-named officers and directors of Morrison Knudsen Corporation, pursuant to powers of attorney executed on behalf of each such officer and director.

*By  /s/ S.G. Hanks
    ----------------------------------------------------
     S.G. Hanks, Attorney-in-fact


                        MORRISON KNUDSEN CORPORATION

        SCHEDULE II. VALUATION AND QUALIFYING AND RESERVE ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                           (THOUSANDS OF DOLLARS)


           ALLOWANCE FOR DOUBTFUL NOTES AND ACCOUNTS RECEIVABLES


                            Balance at       Provisions                    Balance at
                             Beginning       Charged to                      End of
Year Ended                    of Year        Operations     Deductions       Period
- ---------------------------------------------------------------------------------------
December 31, 1994            $(1,277)         $(16,600)       $1,516        $(16,361)
December 31, 1993             (1,237)             (792)          752          (1,277)
December 31, 1992               (367)             (870)           --          (1,237)


               DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE


                            Balance at       Provisions                    Balance at
                             Beginning       Charged to                      End of
Year Ended                    of Year        Operations     Deductions       Period
- ---------------------------------------------------------------------------------------
December 31, 1994            $    --          $(134,846)      $   --       $(134,846)

           ACCRUALS FOR ESTIMATED LOSSES ON UNCOMPLETED CONTRACTS


                            Balance at       Provisions                    Balance at
                             Beginning       Charged to                      End of
Year Ended                    of Year        Operations     Deductions       Period
- ---------------------------------------------------------------------------------------
December 31, 1994            $  (930)         $(156,989)     $ 2,220       $(155,699)
December 31, 1993             (7,091)            (1,869)       8,030            (930)
December 31, 1992             (1,011)           (28,993)      22,913          (7,091)

       ACCRUALS FOR ESTIMATED LOSSES ON UNCOMPLETED CONTRACTS DEDUCTED
              FROM INVESTMENTS IN CONSTRUCTION JOINT VENTURES


                            Balance at       Provisions                    Balance at
                             Beginning       Charged to                      End of
Year Ended                    of Year        Operations     Deductions       Period
- ---------------------------------------------------------------------------------------
December 31, 1994            $(2,569)          $(29,292)     $    --         $(31,861)
December 31, 1993               (216)            (2,569)         216           (2,569)
December 31, 1992               (427)            (2,232)       2,443             (216)

                   WARRANTY AND MAINTENANCE LIABILITIES


                            Balance at       Provisions                    Balance at
                             Beginning       Charged to                      End of
Year Ended                    of Year        Operations     Deductions       Period
- ---------------------------------------------------------------------------------------
December 31, 1994            $(6,176)           $(6,058)     $6,082           $(6,152)
December 31, 1993             (4,833)            (5,855)      4,512            (6,176)
December 31, 1992             (7,035)            (2,993)      5,195            (4,833)

                          MORRISON KNUDSEN CORPORATION
                                  EXHIBIT INDEX

COPIES OF EXHIBITS WILL BE SUPPLIED UPON REQUEST.  THERE IS NO CHARGE FOR
EXHIBIT 13 - MORRISON KNUDSEN CORPORATION'S ANNUAL REPORT TO STOCKHOLDERS. OTHER EXHIBITS WILL BE PROVIDED AT A FEE OF $.25 PER PAGE REQUESTED.

     EXHIBITS MARKED WITH AN ASTERISK ARE FILED HEREWITH, THE REMAINDER OF THE EXHIBITS HAVE HERETOFORE BEEN FILED WITH THE COMMISSION AND ARE INCORPORATED BY REFERENCE.

EXHIBIT
NUMBER    EXHIBITS
- ------    --------

3.1 The registrant's Restated Certificate of Incorporation, including all amendments thereto (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-55402 filed on December 4, 1992 and incorporated herein by reference.)

3.2 *       The registrant's Restated By-Laws, including all amendments thereto.

4.1 The registrant's Rights Agreement dated as of June 12, 1986 (the "Rights Agreement") with Bank of America National Trust and Savings Association, as Rights Agent (filed as Exhibit 2.1 to Registration Statement on Form 8-A filed on June 25, 1986 and incorporated herein by reference).

            Amendment to the registrant's Rights Agreement dated as of July 7, 1988 with Bank of America National Trust and Savings Association (filed as Exhibit 28 to Form 8-K Current Report dated July 7, 1988 and incorporated herein by reference.)

      * Second Amendment to the registrant's Rights Agreement dated as of December 23, 1994 with Norwest Bank Minnesota, N.A., as Successor Rights Agent.

4.2 The registrant's amended credit agreement dated as of March 31, 1994 with Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, Continental Bank N.A., Deutsche Bank AG, Society National Bank and National Westminster Bank PLC with combined commitments of the banks in the aggregate amount of $150 million (filed as Exhibit 4.2 to Form 10-K/A Annual Report for year ended December 31, 1993 filed on April 13, 1995 and incorporated herein by reference.)

4.3 The registrant's amended standby letter of credit and reimbursement agreement dated as of August 4, 1992 with Bank of America National Trust and Savings Association, as Agent, and other financial institutions with combined commitments of the banks in the aggregate amount of $190 million (filed as Exhibit 4.4 to Form 10-K/A Annual Report for year ended December 31, 1993 filed on April 13, 1995 and incorporated herein by reference.)

4.4 * The registrant's Credit Agreement dated as of April 11, 1995 with Mellon Bank, N.A., as Administrative Agent and Co-Agent, and Bank of America National Trust and Savings Association, as Co-Agent, and other financial institutions with combined commitments of the banks in the aggregate of $110 million; as amended by the First Amendment to Credit Agreement dated as of April 25, 1995 increasing the aggregate to $122,100,000; and, as amended by the Second Amendment to Credit Agreement dated as of May 31, 1995.

4.5 The registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of other long-term debt of the registrant.

10.1 Agreement to Vary Shareholders Agreement and Plan of Restructuring and for the Sale and Purchase of Shares in McConnell Dowell Investments, Inc. among the registrant, McConnell Dowell Holdings Pty Limited and McConnell Dowell Corporation Limited dated April 29, 1992 (filed as Exhibit 10.4 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.2 Form of Guaranty by the registrant, as Guarantor, in favor of Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.2 to Amendment No. 1 to Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference.)

10.3 Form of Indenture of Trust between the City of San Diego and Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.3 to Amendment No. 1 to Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference.)

10.4 Form of Loan Agreement between the City of San Diego and National Steel and Shipbuilding Company (filed as Exhibit 4.4 to Amendment No. 1 to Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference.)

10.5 Transfer Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.4 to Form 10-Q Quarterly Report for quarter ended June 30, 1994 and incorporated herein by reference.)

10.6 Environmental Liability Transfer Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.5 to Form 10-Q Quarterly Report for quarter ended June 30, 1994 and incorporated herein by reference.)

10.7 Tax Matters Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.6 to Form 10-Q Quarterly Report for quarter ended June 30, 1994 and incorporated herein by reference.)

10.8 Employee Transfer and Benefits Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.7 to Form 10-Q Quarterly Report for quarter ended June 30, 1994 and incorporated herein by reference.)

10.9 Indemnification Agreement dated October 20, 1994 between Morrison Knudsen Corporation, an Ohio corporation, and MK Rail Corporation (filed as Exhibit 10.1 to Form 10-Q Quarterly Report for quarter ended September 30, 1994 and incorporated herein by reference.)

10.10 * The registrant's Global Settlement Agreement dated as of June 15, 1995 with MK Rail Corporation.

10.11 *     Form of Note Agreement between the registrant and MK Rail
            Corporation.

10.12 *     Form of Mutual Release between the registrant and MK Rail
            Corporation.

10.13 * Form of Indemnification Agreement between the registrant and MK Rail Corporation.

10.14 * The registrant's Share Purchase Agreement dated as of June 15, 1995 with MK Rail Corporation.

10.15 Shareholders Agreement dated December 18, 1993 among Morrison Knudsen BV, a wholly owned subsidiary of the registrant, Lambique Beheer BV and Ergon Overseas Holdings Limited. [To be filed by amendment; subject to Freedom of Information Act request for confidential treatment.]

10.16 * The registrant's Agreement of Indemnity dated July 1, 1992 with Fidelity and Deposit Company of Maryland and Amendment thereto dated March 3, 1995.

10.17 * Agreement of Indemnity dated February 1, 1995 between MK Rail Corporation and Fidelity and Deposit Company of Maryland.

10.18 * Stock Purchase Agreement dated as of May 12, 1995 between the registrant and Leucadia National Corporation, as amended by Amendment No. 1 to Stock Purchase Agreement dated as of May 17, 1995, Amendment No. 2 to Stock Purchase Agreement dated as of May 22, 1995, and Amendment No. 3 to Stock Purchase Agreement dated as of May 24, 1995.

10.19 * Stock Purchase Agreement dated as of June 2, 1995 between the registrant and Western Acquisition Corp.


          MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT WHICH IS SEPARATELY IDENTIFIED IN ACCORDANCE WITH ITEM 14(A) (3) OF FORM 10-K.

10.20 The registrant's Executive Incentive Plans for the years 1972 through 1981, inclusive (filed as Exhibit
                    10.2 to Form 10-K Annual Report for year ended December 31, 1990 and incorporated herein by reference.)

10.21 The registrant's 1982 Executive Incentive Plan, as amended (filed as Exhibit 10.7 to Form 10-K Annual Report for year ended December 31, 1993 and incorporated herein by reference.)

10.22 A description of the registrant's Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.23 The registrant's Key Executive Life Insurance Plan (filed as Exhibit 10.13 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.24 The registrant's Key Executive Long-Term Incentive Plan (filed as Exhibit 10.2 to Form 10-Q Quarterly Report for quarter ended March 31, 1991 and incorporated herein by reference.)

10.25 The registrant's Long-Term Performance Compensation Benefit Plan (filed as Exhibit 10.8 to Form 10-K Annual Report for year ended December 31, 1991 and incorporated herein by reference.)

10.26               The registrant's Long-Term Incentive Plan for
                    Corporate Executives (filed as Exhibit 10.3 to Form 10-Q Quarterly Report for quarter ended March 31, 1994 and incorporated herein by reference.)

10.27 The registrant's Long-Term Incentive Plan for the Engineering and Construction Group (filed as Exhibit
                    10.4 to Form 10-Q Quarterly Report for quarter ended March 31, 1994 and incorporated herein by reference.)

10.28 The registrant's Stock Incentive Plan, as amended (filed as Exhibit 10.16 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.29 The registrant's Chief Executive Officer Incentive Plan (filed as Appendix I to Proxy Statement dated April 4, 1994 and incorporated herein by reference.)

10.30 The registrant's Stock Compensation Plan (filed as Appendix II to Proxy Statement dated April 4, 1994 and incorporated herein by reference.)

10.31 * The registrant's Non-Employee Directors' Deferred Compensation Plan, as amended.

10.32 The registrant's Retirement Plan for Non-Employee Directors, as amended (filed as Exhibit 10.22 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.33 The registrant's Stock Option Plan for Non-Employee Directors, as amended (filed as Exhibit 10.23 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.34 Form of registrant's Indemnification Agreement (filed as Exhibit B to Proxy Statement dated March 23, 1987, and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.35 Form of registrant's Supplemental Retirement Benefit Agreement (filed as Exhibit 10.6 to Form 10-K Annual Report for year ended December 31, 1988 and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.36               Form of registrant's Employment Agreement (filed as
                    Exhibit 10.2 to Form 10-Q Quarterly Report for quarter ended June 30, 1993 and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

10.37               The registrant's employment agreement with William
                    J. Agee dated April 2, 1991 (filed as Exhibit 10.1 to Form 10-Q Quarterly Report for quarter ended March 31, 1991 and incorporated herein by reference.)

10.38 The registrant's Key Executive Long-Term Incentive Plan Participation Agreement with William J. Agee dated November 1, 1991, amending the registrant's employment agreement with William J. Agee dated April 2, 1991 (filed as Exhibit 10.16 to Form 10-K Annual Report for year ended December 31, 1991 and incorporated herein by reference.)

10.39 The registrant's Supplemental Retirement Benefit Agreement with William J. Agee dated April 2, 1991 (filed as Exhibit 10.26 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.).

10.40 The registrant's Deferred Compensation Agreement with Stephen R. Grant dated January 1, 1989 (filed as Exhibit 10.27 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.41 The registrant's Amendment to Deferred Compensation Agreement with Stephen R. Grant dated July 15, 1993 (filed as Exhibit 10.3 to Form 10-Q Quarterly Report for quarter ended June 30, 1993 and incorporated herein by reference.)

10.42 *             The registrant's employment agreement with Stephen
                    R. Grant dated as of October 24, 1994.

10.43 *             The registrant's employment agreement with Robert S.
                    Miller, Jr. dated as of April 1, 1995.

10.44 *             The registrant's employment agreement with Denis M.
                    Slavich dated as of March 9, 1995.

10.45               The registrant's employment agreement with Gunnar E.
                    Sarsten dated as of March 1, 1994 (filed as Exhibit
                    10.26 to Form 10-K Annual Report for year ended December 31, 1993 and incorporated herein by reference.)

13. The registrant's Annual Report to Stockholders for the year ended December 31, 1994, furnished for the information of the SEC and not deemed to be "filed" as part of the Form 10-K filing.

21.  *      Subsidiaries of the registrant.

23.  *      Consent of Deloitte & Touche, independent auditors.

24.  *      Powers of Attorney.

27.  *      Financial Data Schedule.