Form 10-Q
period 1995-03-31
MORRISON KNUDSEN CORP
filed 1995-07-31
CIK 763739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 March 31, 1995

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

At May 31, 1995, 33,049,100 shares of the registrant's common stock were outstanding (excluding 436,286 shares held in treasury).

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     _  Yes   X  No

                           MORRISON KNUDSEN CORPORATION
                        Quarterly Report Form 10-Q for the
                         Three Months Ended March 31, 1995


                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1.   Consolidated Condensed Financial Statements and Notes Thereto

               Statements of Operations for the Three Months
               Ended March 31, 1995 and 1994                                I-1

               Balance Sheets at March 31, 1995 and
               December 31, 1994                                            I-2

               Statements of Cash Flows for the
               Three Months Ended March 31, 1995 and 1994                   I-4

               Notes to Financial Statements                                I-5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       I-16


                         PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  I-20

          Signatures                                                        I-20

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                       1995          1994(a)
                                                    ----------     ----------
Revenue                                             $  517,172     $  461,794
Cost of revenue                                       (511,096)      (452,532)
- ------------------------------------------------------------------------------
Operating income from continuing operations              6,076          9,262
General and administrative expenses                    (10,619)        (8,725)
Interest expense                                        (5,431)          (575)
Other income (expense), net                               (292)         3,332
Equity in net income (loss) of unconsolidated
   affiliates                                            3,186            113
Gain on subsidiary sale of stock                            --          1,255
Gain (loss) on disposition of investments in
   affiliates, net                                      (6,816)         4,877
- ------------------------------------------------------------------------------
Income (loss) from continuing operations before
   income taxes and minority interests                 (13,896)         9,539
Income tax expense                                      (1,437)        (3,737)
Minority interests in net (income) loss of
   subsidiaries                                         (4,551)         1,415
- ------------------------------------------------------------------------------
Income (loss) from continuing operations               (19,884)         7,217
Discontinued operations of MK Rail:
     Income (loss) from discontinued operations         (5,935)         2,435
     Estimated loss on sale, including disposal
        costs                                          (25,500)            --
- ------------------------------------------------------------------------------
Net income (loss)                                   $  (51,319)    $    9,652

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Earnings (loss) per common share:
Continuing operations                               $     (.60)    $      .22
Discontinued operations                                   (.96)           .08
- ------------------------------------------------------------------------------
Net income (loss)                                   $    (1.56)    $      .30

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Common shares used to compute earnings (loss)
   per share                                        32,865,000     32,174,200
- ------------------------------------------------------------------------------
Dividends per share                                 $       --     $      .20
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


(a) Certain amounts reclassified to conform to 1995 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

ASSETS                                                  1995         1994(a)
- ------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                             $   77,180   $   65,088
Accounts receivable including retentions of $58,009
   and $45,386                                           183,250      209,564
Unbilled receivables                                      98,686      124,468
Refundable federal income taxes, net                      30,389       20,607
Inventories, net of advances of $281,294 and $293,697    115,300      152,053
Investments in and advances to construction joint
   ventures                                                  858       12,854
Deferred income taxes                                     51,436       63,437
Assets of subsidiaries and investments held for sale     213,956           --
Net assets of discontinued MK Rail operations            122,936      147,521
Other                                                     14,848       24,300
- ------------------------------------------------------------------------------
Total current assets                                     908,839      819,892
- ------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value              17,526       25,101
Investments in and advances to unconsolidated
   affiliates                                             41,640       71,382
Goodwill and other intangibles, net                        4,706       18,288
Other investments and assets                              33,990       37,694
- ------------------------------------------------------------------------------
Total investments and other assets                        97,862      152,465
- ------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST
Land and mineral rights                                   10,507       18,402
Buildings and improvements                                94,632      116,106
Machinery and equipment                                   34,171       44,105
Construction equipment                                   140,199      190,807
- ------------------------------------------------------------------------------
Total property and equipment                             279,509      369,420
LESS ACCUMULATED DEPRECIATION                           (178,460)    (223,585)
- ------------------------------------------------------------------------------
Property and equipment, net                              101,049      145,835
- ------------------------------------------------------------------------------
TOTAL ASSETS                                          $1,107,750   $1,118,192
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


(a) Certain amounts reclassified to conform to 1995 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

LIABILITIES AND STOCKHOLDERS' EQUITY                     1995         1994(a)
- ------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term and current portion of long-term debt      $  296,737   $  192,152
Accounts payable including retentions of $19,975
   and $29,348                                           169,982      233,240
Accrued salaries, wages and benefits                      46,957       43,663
Accruals for estimated losses on uncompleted
   contracts                                             107,806      146,796
Other accrued liabilities                                 48,314       57,274
Billings in excess of costs and earnings on
   uncompleted contracts                                  64,644       98,415
Advances from customers                                  118,910      156,817
Liabilities of subsidiaries held for sale                126,046           --
- ------------------------------------------------------------------------------
Total current liabilities                                979,396      928,357
- ------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                     18,258       22,203
Deferred compensation                                     17,669       18,001
Deferred income                                            9,604       11,082
Accrued workers' compensation insurance                   14,544       11,026
Accrued postretirement benefit obligation                 26,198       26,710
Debt due after one year                                    1,400        9,273
Accrued litigation settlement                             25,000       25,000
- ------------------------------------------------------------------------------
Total non-current liabilities                            112,673      123,295
- ------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 9)
- ------------------------------------------------------------------------------
MINORITY INTERESTS IN SUBSIDIARIES                            --        3,647
- ------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.10, authorized
   10,000,000 shares, none
Common stock, par value $1.67, authorized
   100,000,000 shares, issued 33,490,664
   shares                                                 55,818       55,818
Capital in excess of par value                           270,396      272,594
Retained deficit                                        (299,528)    (248,209)
Treasury stock, 447,977 and 626,434 shares, at cost       (7,620)     (11,116)
Unearned compensation - restricted stock                  (2,236)      (2,345)
Cumulative translation adjustments                        (1,070)      (3,270)
Net unrealized holding loss on securities available
   for sale                                                  (79)        (579)
- ------------------------------------------------------------------------------
Total stockholders' equity                                15,681       62,893
- ------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,107,750   $1,118,192
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995, AND 1994 (UNAUDITED)
(THOUSANDS OF DOLLARS)

                                                        1995         1994(a)
- ------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                     $(51,319)     $  9,652
Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
     Provision for estimated loss on sale of
        discontinued operations                         25,500            --
     Loss on disposition of businesses and assets,
        net                                             10,025            --
     Depreciation and amortization                       7,037         9,108
     Provision for (reversals of) estimated losses
        on uncompleted contracts                       (38,990)         (930)
     Increase in working capital from cancellation
        of accounts receivable sales                   (60,000)           --
     Other changes in working capital, net               5,015        17,291
     Increase (decrease) in other assets and
        liabilities, net                                14,424       (34,732)
- ------------------------------------------------------------------------------
Net cash provided (used) by operating activities       (88,308)          389
- ------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                     (3,653)      (10,473)
Property and equipment disposals                         4,400         4,110
Purchase of securities available for sale               (6,875)           --
Proceeds from securities available for sale             15,035            --
Proceeds from sale of investments in affiliates          9,994            --
Investments in and advances to unconsolidated
   affiliates                                             (167)       (2,403)
Other investing activities                                (149)           --
- ------------------------------------------------------------------------------
Net cash provided (used) by investing activities        18,585        (8,766)
- ------------------------------------------------------------------------------
FINANCING ACTIVITIES
Borrowing (repayments) under credit agreements and
   short-term debt, net including $60,000 from
   cancellation of accounts receivable sales
   in 1995                                             111,631        12,499
Borrowings of long-term debt                                --        10,479
Payments of long-term debt                                  --          (159)
Proceeds from stock issued                                  --           380
Dividends paid                                          (6,164)      (12,925)
- ------------------------------------------------------------------------------
Net cash provided (used) by financing activities       105,467        10,274
- ------------------------------------------------------------------------------
Effect of exchange rate changes on cash                   (466)           --
- ------------------------------------------------------------------------------
Cash and cash equivalents of businesses held for sale  (23,186)           --
- ------------------------------------------------------------------------------
Increase in cash and cash equivalents                   12,092         1,897
Cash and cash equivalents at beginning of period        65,088        80,108
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 77,180       $82,005
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Other cash flow information for continuing and discontinued operations
Interest paid                                         $  6,417       $   858
Income taxes paid (refunded), net                          527       (13,200)
Acquisition of business for stock:
     Property and equipment and other assets                --         9,128
     Goodwill and other intangibles                         --        19,215
     Long-term debt                                         --         4,675
     Other liabilities assumed                              --         4,005


(a) Certain amounts reclassified to conform to 1995 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

The term "Corporation" as used in this Quarterly Report includes Morrison Knudsen Corporation and its consolidated subsidiaries unless otherwise indicated.

1. BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

In March 1995, the Corporation announced its decision to sell its 65% ownership interest in MK Rail Corporation ("MK Rail"). The accompanying consolidated financial statements and financial statement footnotes as of and for the three months in the periods ended March 31, 1995 and 1994 give effect to the anticipated sale of the Corporation's 65% ownership interest in MK Rail. The disposal of the MK Rail segment has been accounted for as a discontinued operation at March 31, 1995 and accordingly, its results of operations and cash flows are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for the three month period ended March 31, 1995. The assets and liabilities of MK Rail have been segregated on the consolidated balance sheet at March 31, 1995, from their historical classifications consistent with the presentation of the related results of operations of MK Rail as a separate item in the accompanying statements of operations. Prior period consolidated financial statements and financial statement footnotes have been reclassified to conform to the current period presentation. The comparative consolidated balance sheet and financial statement footnotes included herein as December 31, 1994 amounts have been derived from the audited balance sheet and financial statement footnotes at December 31, 1994. See Note 2. "Changes in Business - Discontinued Operations".

The accompanying consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Investments in 20 percent to 50 percent owned companies and joint ventures are accounted for by the equity method. The Corporation's proportionate share of joint venture revenue, cost of revenue and operating income (loss) is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.

The consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report to Stockholders or the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

The unaudited consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and cash flows for the interim period. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

The Corporation's consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. There are certain conditions that raise substantial doubt about the Corporation's ability to continue as a going concern:

- - The Corporation reported net losses of $51,319 and $349,635 for the quarter ended March 31, 1995 and year ended December 31, 1994, respectively.

- - Net cash used by the Corporation's operating activities was $88,308 and $142,536 for the quarter ended March 31, 1995 and year ended December 31, 1994, respectively.

- - At March 31, 1995 and December 31, 1994 stockholders' equity was $15,681 and $62,893 respectively, and included retained deficits of $299,528 and $248,209 at March 31, 1995 and December 31, 1994, respectively.

- - At March 31, 1995 and December 31, 1994 there were working capital deficits of $70,557 and $108,465, respectively.

- - At December 31, 1994 the Corporation was not in compliance with certain financial covenants under its unsecured credit agreements and subsequently failed to meet scheduled repayment terms.

- - The Corporation expects significant negative cash flow from operations in 1995 and will require additional funding to cover expected negative cash flows.

The Corporation has received bank waivers on certain covenant defaults under its unsecured credit agreements, additional funding of $50,000 from its banks (of which $31,200 has been repaid as of the date of this Quarterly Report on Form 10-Q) and received extensions of all the bank credit agreements through July 31, 1995. The Corporation announced on June 30, 1995 that it had reached a preliminary understanding with the bank group steering committee representing its lenders under the Corporation's secured and unsecured credit facilities. The preliminary agreement, which still must be approved by all of the Corporation's lenders would provide $30,000 in new borrowing capacity together with cash proceeds from the future sales of certain non-core businesses and investments and would extend through December 31, 1996 with several partial repayments required during this period. This preliminary agreement is conditioned upon a number of matters, including the resolution of certain matters relating to liabilities associated with the Transit segment and formal approval of the lenders.

In addition, in July 1995, the Corporation reached a preliminary agreement ("transit agreement") with its surety-syndicate-manager and letter-of-credit banks ("LC banks") to minimize the Transit segment's anticipated cash flow deficiency. The transit agreement contemplates, among other matters, the sharing of Transit's cash flow deficiency between the Corporation and its surety syndicate and LC banks, including limits on the Corporation's funding requirements and participation in future operating losses.

These preliminary agreements contemplate that ongoing indebtedness of the Corporation to the banks and to its surety syndicate will be secured and the Corporation will grant stock purchase warrants for unissued common stock up to approximately one-third of its outstanding common stock.

In conjunction with these preliminary agreements the Corporation would also receive some level of new bonding capacity.

The Corporation believes these preliminary agreements with its banks and surety syndicate will provide sufficient liquidity until the latter part of 1996 when a substantial recapitalization through an equity infusion or new debt will be required.Unless the Corporation is able to finalize these preliminary agreements or obtain alternative sources of cash, the Corporation may, among other alternatives, seek protection from its creditors under the United States Bankruptcy Code. The Corporation believes that, in such circumstances, the ability, if any, of its stockholders to recover their investments would be significantly impaired and that any such recovery, if available, would be substantially delayed.

In addition to finalizing the aforementioned agreements with its banks and surety syndicate, the Corporation's ability to continue as a going concern is dependent upon the Corporation successfully completing a recapitalization by obtaining additional debt or equity capital and returning the Corporation to profitable operations. In this connection, the Corporation has adopted the following operating and management plans to:

- - Sell non-core businesses and use the cash proceeds to substantially reduce the debt burden. See Note 2. "Changes in Business".

- - Successfully resolve the stockholders' litigation. See Note 9. "Commitments and Contingencies -- Legal Proceedings".

- - Continue to obtain new, profitable contracts and to generate positive cash flow from continuing operations in 1996 and beyond.

Although the results of these actions cannot be predicted with certainty, management believes that if the Corporation can continue to receive the cooperation of its banks and surety syndicate, and can obtain additional debt or equity financing that the Corporation has the ability ultimately to return to profitability and pay off or refinance the existing bank debt.

2. CHANGES IN BUSINESS

The Corporation decided in the fourth quarter of 1994 and the first quarter of 1995 to pursue the sale of certain of its consolidated subsidiaries and investments in unconsolidated affiliates.

DISCONTINUED OPERATIONS: In March 1995, the Corporation adopted a plan to sell its 65% ownership interest in MK Rail Corporation. The sale is expected to be completed no later than March 31, 1996. Accordingly, the Corporation has accounted for the planned divestiture as a discontinued operation at March 31, 1995, and the accompanying consolidated financial statements have been reclassified to report the net assets, results of operations and cash flows of MK Rail separately. Prior period consolidated financial statements and financial statement footnotes have been reclassified to conform to the current period presentation. The Corporation has recorded an estimated loss on sale of its ownership interest in MK Rail based upon the information available in the circumstances. However, there can be no assurance that the net proceeds realized by the Corporation from the ultimate sale of its ownership interest therein will not be less than the estimated fair value assumed in this estimate at March 31, 1995.

Summary results of operations for the discontinued segment for the three months ended March 31, 1995 and 1994 follows:

RESULTS OF OPERATIONS                             (UNAUDITED)      (UNAUDITED)
THREE MONTHS ENDED MARCH 31,                          1995             1994
- ------------------------------------------------------------------------------
Revenue                                             $78,404          $79,507
Operating income (loss)                              (1,351)           4,910
Net income (loss) (1)                                (8,162)           2,435
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Corporation's share of net income (loss)            $(5,305)         $ 1,583
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


(1) Included in the 1995 net loss is an aggregate after-tax loss of $7,285 in connection with MK Rail's wholly-owned subsidiary Morrison Knudsen Corporation of Australia, Ltd. ("MKA"). MK Rail recognized a $4,485 loss from MKA's operations and a $2,800 loss on sale of its ownership interest to the Corporation. See Note 10. "Subsequent Events -- Morrison Knudsen Corporation of Australia, Ltd."


The assets and liabilities of MK Rail have been segregated on the consolidated balance sheets at March 31, 1995 and December 31, 1994. Such amounts are summarized as follows:

                                                  (UNAUDITED)    DECEMBER 31,
                                                MARCH 31, 1995       1994
- ------------------------------------------------------------------------------
Cash and cash equivalents                           $  2,893       $ 12,459
Accounts receivable                                   50,594         34,675
Unbilled receivables                                  10,853         11,393
Inventories                                          115,561        116,526
Other current assets                                   7,750          8,119
Property and equipment, net                           69,995         71,426
Deferred income taxes                                 18,961         19,171
Goodwill and other intangibles, net                   28,811         29,511
Prepaid lease cost                                     5,748          8,017
Short-term and current portion of long-term debt      (5,607)        (2,776)
Accounts payable                                     (25,948)       (31,133)
Accrued expenses and other accrued liabilities       (55,520)       (30,463)
Customer advances                                         --         (6,196)
Debt due after one year                              (49,500)       (38,091)
Other non-current liabilities                        (13,077)       (13,450)
Minority interests                                   (38,578)       (41,667)
- ------------------------------------------------------------------------------
Net assets of discontinued operations               $122,936       $147,521
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

ASSETS OF SUBSIDIARIES AND INVESTMENTS HELD FOR SALE: The assets and liabilities of the Corporation's subsidiaries - McConnell Dowell Corporation, Ltd., MK Investments, Inc. (North Pacific construction operations) and Western Aircraft, Inc. and the Corporation's investments in MK Gold Company and Amerbank, have been segregated on the balance sheet at March 31, 1995 from their historical classifications to separately identify them as held for sale. Such amounts are summarized as follows:

                                                                 (UNAUDITED)
                                                                MARCH 31, 1995
- ------------------------------------------------------------------------------
Cash and cash equivalents                                          $ 23,170
Accounts receivable                                                  77,017
Unbilled receivables                                                 20,025
Investments in and advances to construction joint ventures            8,643
Investments in and advances to unconsolidated affiliates             37,144
Property and equipment, net                                          34,150
Other assets                                                         13,807
- ------------------------------------------------------------------------------
Total assets                                                       $213,956
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Short-term and current portion of long-term debt                   $ 13,255
Accounts payable and accrued expenses                                64,084
Accrued salaries and wages                                            1,709
Other accrued liabilities                                             5,789
Billings in excess of costs and earnings on uncompleted contracts    27,667
Deferred income taxes                                                 2,709
Debt due after one year                                               1,424
Other long-term liabilities                                           1,383
Minority interests in subsidiaries                                    8,026
- ------------------------------------------------------------------------------
Total liabilities                                                  $126,046
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

3. DISPOSITION OF INVESTMENTS IN AFFILIATES

1995

SALE OF INVESTMENT IN MK GOLD COMPANY ("MK GOLD"): On June 6, 1995 the Corporation sold its 46.4% ownership interest in MK Gold to Leucadia National Corporation ("Leucadia") for $22,500 cash. As a condition to the purchase of the shares, Leucadia acquired MK Gold's $20,000 bank credit facility and released the Corporation from its guarantee obligations under the facility. The Corporation recognized a pretax provision for loss on disposal of $9,256 and has included the net realizable value of its investment in MK Gold on the accompanying balance sheet at March 31, 1995 under the caption "Assets of subsidiaries and investments held for sale."

SALE OF INVESTMENT IN BENJAMIN DEVELOPMENTS, LTD. In March 1995, the Corporation's majority-owned subsidiary McConnell Dowell Corporation, Ltd. sold its ownership interest in Benjamin Developments, Ltd. for cash and recognized a pretax gain of $9,994.

MK INVESTMENTS, INC. (NORTH PACIFIC CONSTRUCTION OPERATIONS) ("MKI"): On July 21, 1995, the Corporation and a potential buyer reached a preliminary understanding which contemplates the sale of certain MKI operations for cash. The preliminary understanding is predicated on the occurrence of certain events, including the negotiation and execution of a definitive purchase and sale agreement. In this connection, the Corporation recognized a provision of $7,554 to write-down the carrying value of its investment in MKI to its estimated fair value based on the preliminary understanding.

1994

SALE OF INTEREST IN STRAIT CROSSING DEVELOPMENT, INC. ("SCDI"): In October 1993, Strait Crossing Development, Inc., a 45% owned unconsolidated subsidiary, entered into a development agreement with the government of Canada to design, construct and operate for 35 years an 8.4 mile long toll bridge linking the Atlantic Provinces of New Brunswick and Prince Edward Island. On March 31, 1994, the Corporation entered into an agreement to sell a portion of its ownership interest in SCDI to a third party for $1,301 cash and a $3,576 note receivable with interest at 7% per annum, due and payable on the earlier of the date of final completion of the toll bridge or May 31, 1998. The sale decreased the Corporation's ownership interest in SCDI from 45% to 36%. The Corporation recognized a pretax gain of $4,877 on the change of interest.

4. INVENTORIES

Transit segment inventories at March 31, 1995 and December 31, 1994 are summarized as follows:

                                                  (UNAUDITED)    DECEMBER 31,
                                                MARCH 31, 1995       1994
- ------------------------------------------------------------------------------
Work in progress                                  $ 270,901        $ 302,334
Raw materials                                       125,693          143,416
- ------------------------------------------------------------------------------
Total inventories                                   396,594          445,750
Payments on account of work in progress            (281,294)        (293,697)
- ------------------------------------------------------------------------------
Net inventories                                   $(115,300        $ 152,053
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

5. CONSTRUCTION JOINT VENTURES

The Corporation has from time to time entered into a number of partnership arrangements with other contractors commonly referred to as "joint ventures". Construction joint ventures frequently have a short life span, since they are designed and created for the sole purpose of bidding on, negotiating for, and completing one specific project and are liquidated when the project is completed. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability of the following summary financial information between periods may not be meaningful. The following table presents summarized financial information of the construction joint ventures on a combined 100 percent basis at March 31, 1995 and December 31, 1994 and for the three months in the periods ended March 31, 1995 and 1994.

                                                  (UNAUDITED)    DECEMBER 31,
FINANCIAL POSITION AT                           MARCH 31, 1995       1994
- ------------------------------------------------------------------------------
Cash and cash equivalents                         $ 103,057        $ 124,627
Other current assets                                 92,819          143,521
Non-current assets                                   14,008           19,365
Property and equipment, net                          36,775           32,299
Advances from customers                             (82,899)         (88,214)
Other current liabilities                          (157,347)        (213,295)
- ------------------------------------------------------------------------------
Net assets                                        $   6,413        $  18,303
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Corporation's investment in and advances to
   construction joint ventures                    $     858        $  12,854
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------
RESULTS OF OPERATIONS                             (UNAUDITED)      (UNAUDITED)
THREE MONTHS ENDED MARCH 31,                          1995             1994
- ------------------------------------------------------------------------------
Combined joint ventures, net
Revenue                                             $ 218,089        $ 262,350
Cost of revenue                                      (210,317)        (260,104)
- ------------------------------------------------------------------------------
Operating income                                    $   7,772        $   2,246
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Corporation's share, net
Revenue                                             $  68,496        $  89,171
Cost of revenue                                       (65,283)         (90,285)
- ------------------------------------------------------------------------------
Operating income (loss)                             $   3,213        $  (1,114)
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

The Corporation recognized a net loss from its proportionate share of the combined joint ventures' results of operations in the three month period ended March 31, 1994 because the Corporation's proportionate share of joint ventures with operating losses exceed its proportionate share of joint ventures with operating income.

6. Investments in and Advances to Unconsolidated Affiliates

The following table presents summarized financial information of the unconsolidated affiliates accounted for by the equity method on a combined 100 percent basis at March 31, 1995 and December 31, 1994 and for the three months in the periods ended March 31, 1995 and 1994. Amounts for all periods presented include the accounts of the following individually significant investees (the Corporation's ownership interests therein are shown parenthetically): MK Gold Company (46.4%); Strait Crossing Development, Inc. (36%); AmerBank (29.5%); Westmoreland Resources, Inc. (24%) and Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG mbH") (33%) except as noted in (1) below.

                                                (UNAUDITED)       DECEMBER 31,
FINANCIAL POSITION AT                         MARCH 31, 1995(1)       1994
- ------------------------------------------------------------------------------
Current assets                                   $ 344,376          $ 446,260
Non-current assets                                 609,142            494,560
Current liabilities                               (196,348)          (241,174)
Long-term debt                                     (85,703)           (75,455)
Other non-current liabilities                     (460,146)          (440,987)
- ------------------------------------------------------------------------------
Net assets                                       $ 211,321          $ 183,204
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Corporation's investment in and advances to
   unconsolidated affiliates                     $  41,640          $  71,382
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------
RESULTS OF OPERATIONS                             (UNAUDITED)      (UNAUDITED)
THREE MONTHS ENDED MARCH 31,                          1995             1994
- ------------------------------------------------------------------------------
Revenue                                             $145,638          $18,335
Operating income                                      17,228            1,705
Net income                                            16,758              881
- ------------------------------------------------------------------------------
Corporation's equity in net income of
   unconsolidated affiliates                        $  3,186          $   113
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


(1) As of March 31, 1995 the assets and liabilities of MK Gold Company and AmerBank are not included in the summarized financial position of the unconsolidated affiliates since the Corporation has included the carrying amounts of its investments therein in "Assets of subsidiaries and investments held for sale" in the balance sheet at March 31, 1995. The results of operations of MK Gold Company and AmerBank for the three months in the periods ended March 31, 1995 and 1994 are included in the summarized results of operations of unconsolidated affiliates.


Effective January 1, 1994, the Corporation and two nonaffiliated investors acquired majority ownership of MIBRAG mbH from the German government, subject to several contingencies. Because of the existing contingencies at March 31, 1994 the Corporation did not reflect its share of equity in the net income of MIBRAG mbH for the three months ended March 1994 in its 1994 first quarter results of operations. During the second quarter of 1994, the contingencies were favorably resolved and accordingly, the Corporation recorded its $5,600 share of equity in the net income of MIBRAG mbH for the six months ended June 1994 in its 1994 second quarter results of operations.

7. SHORT-TERM DEBT

Short-term debt at March 31, 1995 and December 31, 1994 consisted of the following:

                                                (UNAUDITED)       DECEMBER 31,
                                               MARCH 31, 1995         1994
- ------------------------------------------------------------------------------
Unsecured revolving credit borrowings,
   interest rates of 9% in 1995 and 6.5%
   in 1994                                       $146,000          $139,000
Commercial paper, interest rate of 6.1%
   in 1994                                             --            19,765
Secured loans, interest rates of 6.9% in
   1995, 6.7% in 1994                              72,100            12,100
Other unsecured borrowings, interest rates
   of 7.5% to 9.3% in 1995, 6.4% to 10.5%
   in 1994                                         78,600            21,287
- ------------------------------------------------------------------------------
Total short-term debt                            $296,737          $192,152
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

The weighted average interest rates on short-term borrowings outstanding of $296,737 at March 31, 1995 and $192,152 at December 31, 1994 were 8.4% and
6.6%, respectively.

NEW CREDIT FACILITY: On April 11, 1995, the Corporation and its current lender banks entered into a New Credit Facility under which certain of the lender banks provided secured loans of $110,000. The Facility included establishment of $50,000 in new borrowing capacity and absorption of an existing $60,000 accounts receivable purchase agreement. The New Credit Facility also waived until May 31, 1995, non-compliance with various financial covenants under the unsecured revolving credit agreements under which $146,000 has been borrowed as of the date of this Quarterly Report on Form 10-Q. Interest on the outstanding unsecured revolving credit borrowings, equal to the prime rate (9% at June 30, 1995), is generally payable on the last day of each month. On April 25, 1995 the New Credit Facility was amended to include an additional accounts receivable facility of $12,100. The $122,100 outstanding under the New Credit Facility was due and payable on May 31, 1995. Effective June 1, 1995, the New Credit Facility was amended to (i) extend the loan termination date and the waivers from May 31, 1995 to July 31, 1995 and (ii) require the Corporation to repay $31,200 of the secured loans by July 31, 1995. The Corporation repaid $31,200 by June 30, 1995. Interest on the outstanding $122,100 secured loans, equal to the prime rate plus three percent per annum (12% at June 30, 1995), is payable on the last day of each month and on July 31, 1995. The New Credit Facility specifies certain events of default. These events of default arise upon the occurrence of, among other things, (i) the Corporation's failure to pay amounts owing under the secured loans (ii) breaches of covenants, representations and warranties and (iii) other events that customarily constitute events of default under loan agreements similar to the secured loans.

The Corporation announced on June 30, 1995 that it had reached a preliminary understanding with the bank group steering committee representing its lenders under the Corporation's secured and unsecured credit facilities. The preliminary agreement, which still must be approved by all of the Corporation's lenders, would provide $30,000 in new borrowing capacity together with cash proceeds from the future sales of certain non-core businesses and investments and would extend through December 31, 1996 with several partial repayments required during this period. The Corporation believes the bank arrangement will provide sufficient liquidity until the latter part of 1996 when a substantial recapitalization through an equity infusion or new debt will be required. The preliminary agreement contemplates the issuance of common stock warrants to the bank group.

8. OTHER INCOME (EXPENSE), NET

Other income (expense) items for the three months in the periods ended March 31, 1995 and 1994 are as follows:

                                                   (UNAUDITED)      (UNAUDITED)
THREE MONTHS ENDED MARCH 31,                          1995             1994
- ------------------------------------------------------------------------------
Interest and dividends                               $ 4,341          $ 1,652
Net gains on sales of marketable securities              208            1,564
Write-down of carrying amount of asset held
   for sale                                           (3,209)              --
Loss on sales of receivables                              --           (1,656)
Underwriting income (expense) of insurance
   subsidiary, net                                      (160)           2,979
Miscellaneous income (expense), net                   (1,472)          (1,207)
- ------------------------------------------------------------------------------
Other income (expense), net                          $  (292)         $ 3,332
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS: The Corporation and several of its current and former officers and the Corporation's auditors were named as defendants in lawsuits asserted by certain stockholders who claim to represent a class of stockholders that purchased shares of the Corporation's common stock between October 15, 1993 and March 20, 1995 (the "MK Securities Class Actions"). These class action complaints, which were first filed on July 28, 1994, purport to present claims under federal and state securities and other laws and seek equitable relief and unspecified damages for losses resulting from alleged improper disclosures during the class periods. The Corporation, MK Rail, several of MK Rail's officers and directors, and the managing underwriters of MK Rail's initial public offering were named as defendants in lawsuits asserted by stockholders who claim to represent a class of stockholders that purchased shares of MK Rail's common stock between April 26, 1994 and September 29, 1994 (the "MK Rail Securities Class Actions"). The complaints, which were first filed on October 20, 1994,purport to present claims under the federal securities laws and seek equitable relief and unspecified damages for losses resulting from, among other things, alleged improper disclosures during the class period. Certain of the Corporation's current and former directors and officers have been named as defendants in thirteen derivative actions which have been filed in state courts in Idaho and Delaware between February 13 and June 2, 1995. The Corporation is a nominal defendant in each of these actions. Plaintiffs assert that the defendants authorized or acquiesced in wrongful conduct on the part of the Corporation's former chairman and failed to properly supervise his activities, and also allege waste of corporate assets through payment of excessive compensation.

Settlement discussions have resulted in preliminary agreements as to the principal economic terms to settle the foregoing litigation. The preliminary agreements will be followed by formal settlement documentation, and the settlement will be submitted for approval by the appropriate courts. Effective December 1994, the Corporation recognized an aggregate pretax charge of $25,000 for the estimated costs of the settlement. However, there can be no assurance that all the parties to the preliminary agreements will agree on the terms of the final settlement or that such final settlement will be approved by the appropriate courts. Although the Corporation has recorded its estimate of the minimum liability, the ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for additional loss that may result upon resolution of this matter has been made in the consolidated financial statements. See Note 10. "Subsequent Events -- Litigation Settlement".

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

LETTERS OF CREDIT: The Corporation was contingently liable, in the normal course of business, for $357,000 in standby and financial letters of credit not reflected in the accompanying financial statements at March 31, 1995 for contract performance guarantees on a number of Engineering and Construction and Transit segments contracts.

DISCONTINUED SHIPBUILDING OPERATIONS: In April 1989, the Corporation sold its interest in National Steel and Shipbuilding Company ("NASSCO") and in June 1994, the Corporation renegotiated and amended the April 1989 sale agreement with NASSCO. Under the terms of the amended agreement the Corporation will provide NASSCO a $21,000 credit facility continuing for a period of three years after completion of a U.S. Navy contract, expected in mid 1996, and NASSCO will relinquish its right to require the Corporation to accept repayment in NASSCO preferred stock for any balance outstanding under the credit facility. At March 31, 1995, NASSCO had no balance outstanding under the Corporation's credit facility.

At March 31, 1995, the Corporation was contingently liable up to a maximum of $21,000 on a bank credit facility obtained by NASSCO. The balance outstanding under NASSCO's bank credit facility at March 31, 1995 was $21,000. The Corporation's credit facility is reduced by the amount of funds borrowed under NASSCO's bank credit facility. The Corporation has also guaranteed $21,000 of NASSCO's port facility bonds until not later than December 1, 2002, and guaranteed $1,860 of NASSCO's federal workers' compensation bonds. NASSCO's floating dry dock is pledged as collateral for the $21,000 port facility bonds.

DISCONTINUED REAL ESTATE OPERATIONS: At March 31, 1995, the Corporation was contingently liable for $30,980 of bank loans in connection with commercial real estate operations discontinued in 1987. Net assets of the real estate operations of Emkay Development Company, Inc. ("Emkay"), a subsidiary of the Corporation, are included in the accompanying balance sheets under the caption"Other investments and assets" and consist of:

                                                  (UNAUDITED)    DECEMBER 31,
FINANCIAL POSITION AT                           MARCH 31, 1995       1994
- ------------------------------------------------------------------------------
Notes and interest receivable                      $ 25,257        $ 25,504
Properties held for sale                              4,787           5,920
Other assets, net                                     2,664           2,853
Unsecured bank loans, 8.75% at March 31, 1995
   and 6.4% and 6.9% at December 31, 1994           (30,980)        (31,078)
- ------------------------------------------------------------------------------
Net assets                                         $  1,728        $  3,199
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

The notes receivable are due at various dates from 1995 through 1999 at interest rates ranging from 6.4% to 6.9%. Most of the notes are collateralized by deeds of trust.

On March 31, 1995, Emkay failed to make a scheduled $5,000 payment under one of two unsecured loan agreements with banks. The Corporation and the banks have reached a Forbearance Agreement which, among other things, provides for the waiving of existing defaults resulting from the nonpayment of the $5,000 owed under the loan agreement and the granting to the banks of security interests and mortgages in all of Emkay's real estate and other assets, and the repayment of the outstanding loan balance by June 30, 1996. Interest on the outstanding secured loans, equal to the prime rate (9% at June 30, 1995), is payable on the last day of each month.

10. SUBSEQUENT EVENTS

LITIGATION SETTLEMENT: Preliminary agreements as to the principal economic terms of a settlement of securities class actions and derivative actions were reached in June 1995, subject, among other things, to approval by the appropriate courts. The $69,000 settlement will include payment of cash and the issuance of stock. The $40,000 cash settlement will be paid by the Corporation's and MK Rail's insurers. The Corporation and MK Rail will issue new common and preferred stock in the amounts of $25,000 and $4,000, respectively, based on predetermined stock prices. Effective December 1994, the Corporation recognized an aggregate pretax charge of $25,000 for the estimated costs of the settlement. The estimated liability for the $25,000 settlement is included in the balance sheet at December 31, 1994 as a non-current liability. Assuming court approval and issuance of the stock, the $25,000 will be reflected in stockholders' equity. However, there can be no assurance that all the parties to the preliminary agreements will agree on the terms of the final settlement or that such final settlement will be approved by the appropriate courts. Although the Corporation has recorded its estimate of the minimum liability, the ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for additional loss that may result upon resolution of this matter has been made in the consolidated financial statements. This settlement does not include the two actions brought by the former stockholders of Touchstone and a derivative action that was filed on June 2, 1995. See Note 9. "Commitments and Contingencies -- Legal Proceedings".

MK RAIL INTERCOMPANY AGREEMENT: On June 15, 1995, the Corporation entered into an intercompany agreement with MK Rail regarding the amount of intercompany indebtedness owed by MK Rail to the Corporation and certain other matters. The agreement will result in the Corporation reducing the intercompany receivable from MK Rail through a capital contribution of $29,500 to be recorded in 1995. The remaining balance of the intercompany receivable of $52,200 will be converted into a note, with interest at the prime rate, due in 2000 with earlier repayments under certain default and change-of-interest conditions. The outstanding balance of the intercompany debt would be due and payable in full upon the acquisition of all of the common stock or substantially all of the assets of MK Rail by a third party. The estimated loss on sale of MK Rail recognized at March 31, 1995 includes the effect of this additional capital contribution to MK Rail.

MORRISON KNUDSEN CORPORATION OF AUSTRALIA, LTD.: Effective July 1, 1995, the Corporation, subject to the approval of the Australian governmental authorities, acquired MK Rail's ownership interest in Morrison Knudsen Corporation of Australia, Ltd. ("MKA") for $3,000 in preferred stock of MKA.

MK RAIL CREDIT FACILITY: In June and July 1995, MK Rail completed (i) a $30,000 credit facility for MK Gain S.A. de C.V., its Mexican subsidiary, which will use the proceeds over a three-year period to fund the purchase of U.S.-manufactured locomotive parts and (ii) received a financing commitment for a domestic revolving credit facility of up to $75,000. The credit facility will be used to refinance MK Rail's existing $50,000 revolving credit facility and to provide additional working capital for its domestic operations. Prior to closing, the transaction is subject to numerous conditions, including the completion of negotiations and execution of definitive loan agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994

                                       REVENUE         OPERATING INCOME (LOSS)
THREE MONTHS ENDED MARCH 31,      1995        1994        1995        1994
- ------------------------------------------------------------------------------
Engineering and construction    $415,960    $456,121     $ 7,746     $10,424
Transit                          101,212       5,673      (1,670)     (1,162)
- ------------------------------------------------------------------------------
                                $517,172    $461,794     $ 6,076     $ 9,262
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

ENGINEERING AND CONSTRUCTION: E&C's revenue for the first quarter of 1995 was $416.0 million a decrease of $40.2 million compared to the same period of 1994 reflecting the decline in new work booked in prior periods.

E&C reported a $7.7 million operating income in the first quarter of 1995 compared to a $10.4 million operating income in the comparable period of 1994. The decrease stems from (i) a decline in 1995 revenue (ii) completion of several significant and profitable contracts in 1994 and (iii) $1.1 million increase in indirect engineering and construction costs in 1995 including legal costs incurred in the pursuit of additional claim revenue. In addition, operating income in 1995 was favorably affected by a $3.3 million increase in additional revenue from a negotiated claim settlement.

TRANSIT: Transit's revenue for the first quarter of 1995 was $101.2 million an increase of $95.5 million compared to the same period of 1994. The increase was due to the higher volume of new transit car deliveries for the first three months of 1995.

                                                       NUMBER OF TRANSIT CARS
                               -----------------------------------------------------------------
                                                 SHIPPED        SHIPPED DURING     REMAINING IN
                                  UNDER          THROUGH      THREE MONTHS ENDED    BACKLOG AT
NEW TRANSIT CAR CUSTOMER         CONTRACT     DEC. 31, 1994     MARCH 31, 1995    MARCH 31, 1995
Metro North Commuter Railroad       48             (12)              (15)                21
Illinois Metra Authority           173              (3)               (3)               167
National Railroad Passenger
   Corporation                      50              --                --                 50
Bay Area Rapid Transit District     80              (1)              (13)                66
California Department of
   Transportation                  113              --                (8)               105
- ------------------------------------------------------------------------------------------------
TOTAL NEW TRANSIT CARS             464             (16)              (39)               409
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

Transit reported a $1.7 million operating loss in the first quarter of 1995 compared to a $1.2 million operating loss in the comparable period of 1994. The 1995 operating loss stems entirely from the recognition of non-manufacturing indirect overhead costs and expenses and not from contract performance. In 1994 the Transit segment recognized $198.0 million of pretax charges to operating income for anticipated cost overruns on fixed-price new transit car contracts in the early stages of production which are anticipated to be manufactured and delivered in 1995 and 1996.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the first quarter of 1995 increased $1.9 million or 22% compared to the same period of 1994. The increase is due to substantial non-recurring pretax expenses of $6.9 million for legal and other professional fees associated with pending litigation and financial restructuring offset by allocations of centralized common-services costs to segment operations.

INTEREST EXPENSE: Interest expense for the first quarter of 1995 increased $4.9 million from $.6 million in the same period of 1994. The significant increase reflects the advance in short-term debt outstanding from $59.8 million at March 31, 1994 to $296.7 million at March 31, 1995, at a weighted average cost of borrowing for 1995 of 8.34% compared to 4.2% for 1994.

OTHER INCOME (EXPENSE), NET: As presented in Note 8. "Other Income (Expense), Net", the rise in expenses for the quarter ended March 31, 1995 compared to the same period of 1994 is primarily due to the recognition of $3.2 million estimated loss in connection with write-down of the carrying amount of an asset held for sale to its estimated net realizable value.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED AFFILIATES: The Corporation's share of unconsolidated affiliates' income increased from $.1 million in the first quarter of 1994 to $3.2 million in the comparable quarter of 1995. The increase is due to the recognition by the Corporation of its $4.1 million equity in the net income of MIBRAG mbH. Although MIBRAG mbH was acquired effective January 1, 1994, the Corporation deferred recognition of its equity in the net income of MIBRAG mbH for the first quarter of 1994 until certain contingencies existing at March 31, 1994 were resolved in the second quarter of 1994. See Note 6. "Investments in and Advances to Unconsolidated Affiliates".

GAIN ON SUBSIDIARY SALE OF STOCK: Under an option granted by MK Gold Company to their initial-public-offering underwriters in December 1993, MK Gold sold additional shares of its stock in January 1994. The Corporation recognized a pretax gain of $1.3 million with respect to such shares, because MK Gold's public offering price per share exceeded the Corporation's carrying value per share.

DISPOSITION OF INVESTMENTS IN AFFILIATES: The $6.8 million net loss on disposition of investments in affiliates for the first quarter of 1995 consisted of a pretax gain of $10.0 million in connection with the sale of a McConnell Dowell subsidiary, offset by a pretax loss provision of $9.3 million in connection with the Corporation's sale in June 1995 of its remaining ownership interest in MK Gold Company and a pretax loss provision of $7.5 million to write-down the carrying amount of its investment in MK Investments, Inc. (North Pacific construction operations). The $4.9 million net gain on disposition of investments in affiliates for the first quarter of 1994 resulted from the Corporation's sale of a portion of its ownership interest in Strait Crossing Development, Inc. See Note 3. "Disposition of Investments in Affiliates".

INCOME TAX EXPENSES: The Corporation recognized tax expense for the first quarter of 1995 of $1.4 million consisting only of estimated foreign and state income taxes relating to certain jurisdictions in which the Corporation had net taxable income. The Corporation did not provide any tax benefit in 1995 because management could not predict with reasonable certainty the amount of such benefit which would be realized from future taxable income. Income taxes provided in the first quarter of 1994 was based upon an estimated annual effective tax rate of 40.0% which was slightly lower than the Corporation's blended statutory tax rate of 40.85% because of anticipated utilization of foreign tax credits to offset U.S. income taxes.

DISCONTINUED OPERATIONS: In connection with its decision to sell MK Rail, the Corporation recorded a loss from discontinued operations of $31.4 million, without providing any future tax benefit. The loss includes (i) a $25.5 million write-down of the Corporation's carrying value of its investment in MK Rail to estimated net realizable value based upon information available in the circumstances and (ii) an estimated $5.9 million provision for the Corporation's share of MK Rail's net operating loss of $5.3 million for the three months ended March 31, 1995 and estimated net operating loss until the expected time of disposal.

Consistent with the presentation of MK Rail as a discontinued operation, the Corporation's share of MK Rail's results of operations for the three months ended March 31, 1994 have been segregated and reported as discontinued operations in the statements of operations.

FINANCIAL CONDITION

Liquidity and capital resources (THOUSANDS OF DOLLARS)          March 31,
                                                           -------------------
                                                              1995      1994
CASH AND CASH EQUIVALENTS:
     Beginning of period                                    $65,088   $80,108
     End of period                                           77,180    82,005

                                                            THREE MONTHS ENDED
                                                                 March 31,
                                                           -------------------
                                                              1995      1994
NET CASH PROVIDED (USED) BY:
     Operating activities                                  $(88,308)  $   389
     Investing activities                                    18,585    (8,766)
     Financing activities                                   105,467    10,274

Total capitalization at March 31, 1995 was $313.8 million, and consisted of $298.1 million debt and $15.7 million equity compared to total capitalization at December 31, 1994 of $264.3 million, which consisted of $201.4 million debt and $62.9 million equity.

Net cash of $88.3 million was used for continuing operations in the first quarter of 1995. The $88.3 million consisted of an increase in accounts receivable at March 31, 1995 of $60.0 million. These accounts receivable were sold at December 31, 1994, cancelled effective March 31, 1995, and subsequently absorbed into the new bank credit facility on April 11, 1995. In addition, approximately $24.0 million of cash was used to fund cost overruns on fixed-price contracts including approximately $15.1 million for Transit, which cost overruns had been fully reserved in prior periods.

Net cash provided by investing activities in the first quarter of 1995 of $18.6 million arose substantially from (i) $8.2 million net proceeds from sales less purchases of securities available for sale and (ii) $10.0 million proceeds from the sale of McConnell Dowell's ownership interest in Benjamin Developments, Ltd. Net cash used by investing activities in the first quarter of 1994 of $8.8 million stemmed from (i) $6.4 million net acquisition of property and equipment and (ii) $2.4 million net investment in and advances to unconsolidated affiliates. See Note 3. "Disposition of Investments in Affiliates".

Net cash provided by financing activities in the first quarter of 1995 of $105.5 million included $111.6 million additional borrowings under bank credit agreements and the payment of the fourth quarter dividend of $6.1 million.

LIQUIDITY

As of July 27, 1995, the Corporation had available cash and credit of $44.5 million for working capital requirements. The Corporation expects significant negative cash flow from operations during 1995, due primarily to the funding of the losses recognized in 1994 for the Transit segment, interest cost on bank debt and legal and professional service fees in connection with the Corporation's financial restructuring. Cash has been generated from the sales of non-core businesses, including MK Gold Corporation which was sold in June 1995 for $22.5 million cash and Western Aircraft, Inc. which was sold in July 1995 for $4.9 million cash. During the second half of 1995, planned sales of other non-core business units, including MK Rail Corporation, McConnell Dowell and North Pacific construction operations and the investment in AmerBank are, if consummated, expected to generate significant cash which is required to be used to pay down bank debt. No assurance can be given as to the amount or timing of the proceeds from such sales.

On April 11, 1995, the Corporation and certain current lenders entered into a New Credit Facility under which the lenders provided secured loans of $110.0 million and waived conditions of default under its unsecured credit agreements through May 31, 1995. The agreement established $50.0 million of new credit capacity and the absorption of an existing $60.0 million accounts receivable facility. On April 25, 1995 the Facility was amended to include an additional accounts receivable facility of $12.1 million. The $122.1 million outstanding under the secured loans was due and payable on May 31, 1995. On June 14, 1995, a second amendment was signed which extended the maturity date and waivers to July 31, 1995. Interest on the outstanding balance under the New Credit Facility accrues at prime plus three percent, (12% at June 30, 1995) and is payable on the last day of each month. Interest on the unsecured loans, equal to the prime rate, currently 9%, is generally payable on the last day of each month. The banks have not agreed to fund any additional operating cash flow requirements. The Corporation repaid $31.2 million by June 30, 1995.

The Corporation announced on June 30, 1995 that it had reached a preliminary understanding with the bank group steering committee representing its lenders under the Corporation's secured and unsecured credit facilities. The preliminary agreement, which still must be approved by all of the Corporation's lenders, would provide $30,000 in new borrowing capacity together with cash proceeds from the future sales of certain non-core businesses and investments and would extend through December 31, 1996 with several partial repayments required during this period. This preliminary agreement is conditioned upon a number of matters, including the resolution of certain matters relating to liabilities associated with the Transit segment and formal approval of the lenders.

In addition, in July 1995, the Corporation reached a preliminary agreement ("transit agreement") with its surety-syndicate-manager and letter-of-credit banks ("LC banks") to minimize the Transit segment's anticipated cash flow deficiency. The transit agreement contemplates, among other matters, the sharing of Transit's cash flow deficiency between the Corporation and its surety syndicate and LC banks, including limits on the Corporation's funding requirements and participation in future operating losses.

These preliminary agreements contemplate that ongoing indebtedness of the Corporation to the banks and its surety syndicate will be secured and the Corporation will grant stock purchase warrants for unissued common stock up to approximately one-third of its outstanding common stock.

In conjunction with these preliminary agreements the Corporation would also receive some level of new bonding capacity.

The Corporation believes these preliminary agreements with its banks and surety syndicate will provide sufficient liquidity until the latter part of 1996 when a substantial recapitalization through an equity infusion or new debt will be required. Unless the Corporation is able to finalize these preliminary agreements or obtain alternative sources of cash, the Corporation may, among other alternatives, seek protection from its creditors under the United States Bankruptcy Code. The Corporation believes that, in such circumstances, the ability, if any, of its stockholders to recover their investments would be significantly impaired and that any such recovery, if available, would be substantially delayed.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 FILED IN PART I

                 None

                 FILED IN PART II

                 Exhibit 27-Financial Data Schedule

        (b)      Reports on Form 8-K

                 The Registrant filed current reports on Form 8-K to report
                 (i) on February 1, 1995 the elimination of its quarterly dividend, the retirement of William J. Agee as Chief Executive Officer, the election of William P. Clark as Acting
                 Chairman of the Board and that the Registrant anticipated a substantial net loss of approximately $175 million for the year 1994 (ii) on March 6, 1995 announced the possible dispositions of certain of its non-core businesses and other equity investments, the election of Robert A. Tinstman as a Director and President and Chief Executive Officer and
                 (iii) on March 20, 1995 announced an increase to the previously announced preliminary unaudited net loss for 1994 to approximately $310 million, and the resignation of Acting Chairman William P. Clark and Director Zbigniew Brzezinski.

All other items required under Part II are omitted because they are not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MORRISON KNUDSEN CORPORATION


                                       /S/M.E. Howland
                                       ---------------------------------------
                                       Vice President and Controller and
                                       Principal Accounting Officer, in his
                                       respective capacities as such

Date: July 31, 1995