Form 10-Q
period 1995-06-30
MORRISON KNUDSEN CORP
filed 1995-08-21
CIK 763739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                  JUNE 30, 1995

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

At June 30, 1995, 33,053,754 shares of the registrant's common stock were outstanding (excluding 436,910 shares held in treasury).

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

/X/ Yes     / / No

                          MORRISON KNUDSEN CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                     THREE MONTH PERIOD ENDED JUNE 30, 1995


                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                          PAGE
Item 1.   Consolidated Condensed Financial Statements and Notes Thereto

               Statements of Operations for the Three and Six Month
               Periods Ended June 30, 1995 and 1994                        I-1

               Balance Sheets at June 30, 1995 and December 31, 1994       I-2

               Statements of Cash Flows for the
               Six Month Periods Ended June 30, 1995 and 1994              I-4

               Notes to Financial Statements                               I-5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      I-17


                            PART II.OTHER INFORMATION

Item 1.   Legal Proceedings                                                II-1

Item 6.   Exhibits and Reports on Form 8-K                                 II-2

Signatures                                                                 II-3

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED) (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                 --------------------------  ----------------------------
                                                                     1995         1994 (a)         1995          1994 (a)
Revenue                                                           $ 633,848      $ 517,308    $ 1,151,020    $   979,102
Cost of revenue                                                    (623,104)      (589,091)    (1,134,200)    (1,041,246)
- -------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing operations                   10,744        (71,783)        16,820        (62,144)
General and administrative expenses                                 (15,165)        (8,249)       (25,784)       (16,974)
Interest expense                                                     (9,008)        (1,219)       (14,439)        (1,794)
Other income (expense), net                                           2,005         (4,259)         1,713            (49)
Equity in net income of unconsolidated affiliates                     1,724          4,774          4,910          4,887
Gain (loss) on disposition of investments in affiliates, net         (1,282)       (13,828)        (8,098)        (8,951)
- -------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income
  taxes and minority interests                                      (10,982)       (94,564)       (24,878)       (85,025)
Income tax (expense) benefit                                           (902)        37,910         (2,339)        34,173
Minority interests in net (income) loss of subsidiaries                (504)           (66)        (5,055)         1,349
- -------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                     (12,388)       (56,720)       (32,272)       (49,503)
Discontinued operations of MK Rail:
  Net income (loss) of discontinued operations                            -          1,825         (5,935)         4,260
  Estimated loss on sale, including disposal costs                        -              -        (25,500)             -
  Gain on MK Rail's sale of stock (less applicable
    income taxes of $9,600)                                               -         14,429              -         14,429
- -------------------------------------------------------------------------------------------------------------------------
Net loss                                                          $ (12,388)     $ (40,466)   $   (63,707)     $ (30,814)
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
  Continuing operations                                               $(.37)        $(1.74)        $ (.98)        $(1.53)
  Discontinued operations                                                 -            .50           (.95)           .58
- -------------------------------------------------------------------------------------------------------------------------
Net loss                                                              $(.37)        $(1.24)        $(1.93)        $ (.95)
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
Common shares used to compute earnings (loss) per share          33,042,000     32,550,800     32,954,000     32,363,500
Dividends declared per share                                          $   -         $  .20         $    -         $  .40
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------


(a) Certain amounts reclassified to conform to 1995 financial statement presentation.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


ASSETS                                                                         1995          1994 (a)
- ----------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                  $   72,877     $   65,088
Accounts receivable including retentions of $37,014 and $45,386               181,201        209,564
Unbilled receivables                                                          117,342        124,468
Refundable federal income taxes, net                                            7,189         20,607
Inventories, net of advances of $240,322 and $293,697                          90,750        152,053
Investments in and advances to construction joint ventures                     11,670         12,854
Deferred income taxes                                                          53,366         63,437
Assets of subsidiaries and investments held for sale                          189,342              -
Net assets of discontinued MK Rail operations                                 127,184        147,521
Other                                                                          15,410         24,300
- ----------------------------------------------------------------------------------------------------
Total current assets                                                          866,331        819,892
- ----------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                                   21,825         25,101
Investments in and advances to unconsolidated affiliates                       42,805         71,382
Goodwill and other intangibles, net                                             4,476         18,288
Other investments and assets                                                   27,536         37,694
- ----------------------------------------------------------------------------------------------------
Total investments and other assets                                             96,642        152,465
- ----------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST
Land and mineral rights                                                        10,507         18,402
Buildings and improvements                                                     96,647        116,106
Machinery and equipment                                                        36,033         44,105
Construction equipment                                                        135,614        190,807
- ----------------------------------------------------------------------------------------------------
Total property and equipment                                                  278,801        369,420
LESS ACCUMULATED DEPRECIATION                                                (179,173)      (223,585)
- ----------------------------------------------------------------------------------------------------
Property and equipment, net                                                    99,628        145,835
- ----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $1,062,601     $1,118,192
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

(a) Certain amounts reclassified to conform to 1995 financial statement presentation.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


LIABILITIES AND STOCKHOLDERS' EQUITY                                          1995           1994 (a)
- ----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term and current portion of long-term debt                           $  307,617     $  192,152
Accounts payable including retentions of $19,094 and $29,348                  153,643        233,240
Accrued salaries, wages and benefits                                           45,359         43,663
Accruals for estimated losses on uncompleted contracts                         75,327        146,796
Other accrued liabilities                                                      67,785         57,274
Billings in excess of costs and earnings on uncompleted contracts              82,994         98,415
Advances from customers                                                        90,784        156,817
Liabilities of subsidiaries held for sale                                     124,529              -
- ----------------------------------------------------------------------------------------------------
Total current liabilities                                                     948,038        928,357
- ----------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                                          18,713         22,203
Deferred compensation                                                          13,582         18,001
Deferred income                                                                 8,988         11,082
Accrued workers' compensation insurance                                        15,937         11,026
Accrued postretirement benefit obligation                                      27,035         26,710
Debt due after one year                                                         1,400          9,273
Accrued litigation settlement                                                  25,000         25,000
- ----------------------------------------------------------------------------------------------------
Total non-current liabilities                                                 110,655        123,295
- ----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)
- ----------------------------------------------------------------------------------------------------
MINORITY INTERESTS IN SUBSIDIARIES                                                  -          3,647
- ----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.10, authorized 10,000,000 shares, none
Common stock, par value $1.67, authorized 100,000,000 shares, issued
  33,490,664 shares                                                            55,818         55,818
Capital in excess of par value                                                270,629        272,594
Retained deficit                                                             (311,916)      (248,209)
Treasury stock, 436,910 and 626,434 shares, at cost                            (7,467)       (11,116)
Unearned compensation - restricted stock                                       (2,304)        (2,345)
Cumulative translation adjustments                                             (1,236)        (3,270)
Net unrealized holding gain (loss) on securities available for sale               384           (579)
- ----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      3,908         62,893
- ----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $1,062,601     $1,118,192
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JUNE 30, 1995, AND 1994 (UNAUDITED)
(THOUSANDS OF DOLLARS)


                                                                                 1995        1994 (a)
- -----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss)                                                                   $(63,707)     $ (30,814)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Provision for estimated loss on sale of discontinued operations              25,500              -
  Loss on disposition of businesses and assets, net                            11,309          8,951
  Depreciation and amortization                                                15,861         18,694
  Gains on subsidiaries sales of stock                                              -        (25,284)
  Equity in net income of unconsolidated subsidiaries                          (4,910)        (4,887)
  Increase in working capital from cancellation
   of accounts receivable sales                                               (60,000)             -
  Other changes in working capital, net                                       (55,714)       (33,221)
  Increase (decrease) in other assets and liabilities, net                     14,281        (14,752)
- -----------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                             (117,380)       (81,313)
- -----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                           (10,824)       (21,481)
Property and equipment disposals                                                8,120         13,942
Purchase of securities available for sale                                     (11,339)             -
Proceeds from securities available for sale                                    15,664              -
Proceeds from sales of investments in affiliates                               32,494              -
Investments in and advances to unconsolidated affiliates                        1,030         (7,653)
Other investing activities                                                        714            187
- -----------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                               35,859        (15,005)
- -----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Borrowing (repayments) under credit agreements and short-term debt, net
 including $60,000 from cancellation of accounts receivable sales in 1995     121,096        121,459
Borrowings of long-term debt                                                        -         10,739
Payments of long-term debt                                                          -            (66)
Proceeds from stock issued                                                          -            496
Dividends paid                                                                 (6,164)       (19,215)
- -----------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                              114,932        113,413
- -----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                          (466)             -
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents of businesses held for sale                         (25,156)             -
- -----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                           7,789         17,095
Cash and cash equivalents at beginning of period                               65,088         80,108
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 72,877      $  97,203
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION FOR CONTINUING AND DISCONTINUED OPERATIONS
Interest paid                                                                $ 17,613      $   3,965
Income taxes paid (refunded), net                                             (21,121)       (12,096)
Acquisition of business for stock:
  Property and equipment and other assets                                           -          9,128
  Goodwill and other intangibles                                                    -         19,215
  Long-term debt                                                                    -         (4,675)
  Other liabilities assumed                                                         -         (4,005)
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

(a) Certain amounts reclassified to conform to 1995 financial statement presentation.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)

THE TERM "CORPORATION" AS USED IN THIS QUARTERLY REPORT INCLUDES MORRISON KNUDSEN CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES UNLESS OTHERWISE INDICATED.

1.   BASIS OF PRESENTATION AND MANAGEMENT'S PLANS


In March 1995, the Corporation announced its decision to sell its 65% ownership interest in MK Rail Corporation ("MK Rail"). The accompanying consolidated financial statements and financial statement footnotes as of and for the three and six month periods ended June 30, 1995 and 1994 give effect to the anticipated sale of the Corporation's 65% ownership interest in MK Rail. The disposal of the MK Rail segment has been accounted for as a discontinued operation at March 31, and June 30, 1995 and accordingly, its results of operations and cash flows are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1995. The assets and liabilities of MK Rail have been segregated on the consolidated balance sheet at June 30, 1995, from their historical classifications consistent with the presentation of the related results of operations of MK Rail as a separate item in the accompanying statements of operations. Prior period consolidated financial statements have been restated to present MK Rail as a discontinued operation. The comparative consolidated balance sheet and financial statement footnotes included herein as December 31, 1994 amounts have been derived from the audited balance sheet and financial statement footnotes at December 31, 1994. See Note 2. "Changes in Business - Discontinued Operations".

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

The consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report to Stockholders or the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

The unaudited consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and cash flows for the interim period. The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

The Corporation's consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. There are certain conditions that raise substantial doubt about the Corporation's ability to continue as a going concern:

- -    The Corporation reported net losses of $63,707 and $349,635 for the six month period ended June 30, 1995 and year ended December 31, 1994, respectively.

- -    Net cash used by the Corporation's operating activities was $117,380 and
     $142,536 for the six month period ended June 30, 1995 and year ended December 31, 1994, respectively.

- -    At June 30, 1995 and December 31, 1994 stockholders' equity was $3,908 and
     $62,893, respectively, and included retained deficits of $311,916 and $248,209 at June 30, 1995 and December 31, 1994, respectively.

- -    At June 30, 1995 and December 31, 1994 there were working capital deficits of $81,707 and $108,465, respectively.

- -    The Corporation expects significant negative cash flow from operations in
     1995 and will require additional funding to cover expected negative cash flows.

The Corporation received bank waivers on certain covenant defaults under its credit agreements, additional funding of $50,000 from its banks (of which $31,200 was repaid prior to June 30, 1995) and received extensions of all the bank credit agreements through July 31, 1995. On August 11, 1995, the Corporation its bank lenders and sureties agreed as of July 31, 1995 to a restructuring of the Corporation's existing indebtedness and the establishment of new interim credit facilities, expiring September 1, 1995 to advance funds to the Transit segment prior to its planned divestiture as a limited liability company, anticipated by September 1, 1995. The restructuring provides for an increase in the amount of the bridge loans from $122,100 to $129,000. Outstanding borrowings under the bridge loans are due and payable on March 31, 1996. The restructuring agreements require the repayment of $100,000 of the antecedent bank debt on September 30, 1996 and the balance payable on December 31, 1996. In addition to these required payments, the restructuring agreements also provide for the Corporation to repay (i) net cash proceeds in excess of $10,000 received from the sales of certain businesses and assets currently held for sale, (ii) any prepayments or repayments received by the Corporation on the $52,200 note receivable from MK Rail, and (iii) any tax refunds received.

In addition, in July 1995, the Corporation reached a preliminary agreement ("transit agreement") with its surety-syndicate-manager and letter-of-credit banks ("LC banks") to fund the Transit segment's anticipated cash flow deficiency. The transit agreement contemplates, among other matters, the sharing of Transit's cash flow deficiency between the Corporation and its surety syndicate and LC banks, including limits on the Corporation's funding requirements and participation in future operating losses.

The restructuring provides ongoing indebtedness of the Corporation to the lender banks and its sureties to be secured and the Corporation will grant stock purchase warrants to the lender banks and sureties for unissued common stock up to 14,859,430 shares. In connection with the restructuring the Corporation would also receive limited bonding capacity.

The Corporation believes that the funds available under the restructuring agreements, together with the anticipated net proceeds from sales of businesses and assets currently held for sale will provide sufficient liquidity until September 1996 when the Corporation believes, a substantial recapitalization through an equity infusion or new debt will be required. Unless the Corporation is able to obtain alternative sources of cash to meet the mandatory interim $100,000 repayment of the antecedent bank debt on September 30, 1996 required under the restructuring, the Corporation may, among other alternatives, seek protection from its creditors under the United States Bankruptcy Code. The Corporation believes that, in such circumstances, the ability, if any, of its stockholders to recover their investments would be significantly impaired and that any such recovery, if available, would be substantially delayed.

The Corporation's ability to continue as a going concern is dependent upon the Corporation successfully completing a recapitalization by obtaining additional debt or equity capital and returning the Corporation to profitable operations. In this connection, the Corporation has adopted the following operating and management plans to:

- -    Sell non-core businesses and use the cash proceeds to substantially reduce the debt burden. See Note 2. "Changes in Business" and Note 7. "Short-Term Debt - New and Amended Credit Facilities".

- -    Successfully resolve the stockholders' litigation. See Note 9. "Commitments and Contingencies - Legal Proceedings" and Item 1. "Legal Proceedings" in
     Part II of this Quarterly Report on Form 10-Q.

- -    Continue to obtain new, profitable contracts and to generate positive cash flow from continuing operations in 1996 and beyond.

Although the results of these actions cannot be predicted with certainty, management believes that if the Corporation can continue to receive the cooperation of its banks and surety syndicate, and can obtain additional debt or equity financing that the Corporation has the ability ultimately to return to profitability and repay or refinance the existing indebtedness.

2.   CHANGES IN BUSINESS

The Corporation decided in the fourth quarter of 1994 and the first quarter of 1995 to pursue the sale of certain of its consolidated subsidiaries and investments in unconsolidated affiliates.

DISCONTINUED OPERATIONS: In March 1995, the Corporation adopted a plan to sell its 65% ownership interest in MK Rail Corporation. The sale is expected to be completed no later than March 31, 1996. Accordingly, the Corporation has accounted for the planned divestiture of MK Rail as a discontinued operation, and the accompanying consolidated financial statements have been reclassified to report the net assets, results of operations and cash flows of MK Rail separately. Prior period consolidated financial statements have been restated to present MK Rail as a discontinued operation. The Corporation has recorded an estimated loss on sale of its ownership interest in MK Rail based upon the information available in the circumstances. However, there can be no assurance that the net proceeds realized by the Corporation from the ultimate sale of its ownership interest therein will not be less than the estimated fair value assumed in this estimate.

Summary results of operations for the discontinued MK Rail segment for the six months in the periods ended June 30, 1995 and 1994 follows:


RESULTS OF OPERATIONS
FOR THE SIX MONTHS IN THE PERIODS ENDED JUNE 30,                           1995         1994
- -----------------------------------------------------------------------------------------------
Revenue                                                                 $139,073       $153,643
Operating income (loss)                                                   (3,866)         9,660
Net income (loss)                                                         (9,048)(1)      5,129
- -----------------------------------------------------------------------------------------------
Corporation's share of net income (loss)                                $ (5,881)      $  3,334
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

(1) Included in the net loss for the six months ended June 30, 1995 is an aggregate after-tax loss of $7,285 in connection with MK Rail's wholly-owned subsidiary Morrison Knudsen Corporation of Australia, Ltd. ("MKA"). MK Rail recognized a $4,485 operating loss from MKA's operations and a $2,800 loss on sale of its ownership interest in MKA to the Corporation. See Note 10. "Subsequent Events - Morrison Knudsen Corporation of Australia, Ltd."

The assets and liabilities of MK Rail adjusted to give effect to the estimated fair value of the Corporation's ownership interest therein, have been segregated on the consolidated balance sheets at June 30, 1995 and December 31, 1994. Such amounts are summarized as follows:


                                                                      JUNE 30, 1995  DECEMBER 31, 1994
- ------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                              $   2,674     $   12,459
Accounts receivable                                                       41,542         34,675
Unbilled receivables                                                       1,254         11,393
Inventories                                                              122,484        116,526
Other current assets                                                       6,120          8,119
Property and equipment, net                                               70,128         71,426
Deferred income taxes                                                     10,001         19,171
Goodwill and other intangibles, net                                       28,266         29,511
Prepaid lease cost                                                         6,062          8,017
Short-term and current portion of long-term debt                            (458)        (2,776)
Accounts payable                                                         (26,832)       (31,133)
Accrued expenses and other accrued liabilities                           (26,585)       (35,560)
Customer advances                                                              -         (6,196)
Debt due after one year                                                  (50,081)       (38,091)
Other non-current liabilities                                            (13,089)       (13,450)
Minority interests                                                       (41,750)       (41,667)
Cumulative translation losses                                              5,538          5,097
Excess of investment in MK Rail over proportionate share of net assets    17,410              -
Accrual for estimated loss on sale                                       (25,500)             -
- -----------------------------------------------------------------------------------------------
Net assets of discontinued operations                                  $ 127,184     $  147,521
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

MK RAIL INTERCOMPANY AGREEMENT: On June 15, 1995, the Corporation entered into an agreement with MK Rail regarding the amount of intercompany indebtedness owed by MK Rail to the Corporation and certain other matters. The agreement resulted in the Corporation reducing its receivable from MK Rail through a capital contribution of $29,500. The remaining balance of $52,200 was converted into a note, with interest at the prime rate, due in 2000 with earlier repayments under certain default and change-of-interest conditions. The outstanding balance of the intercompany debt is due and payable in full upon the acquisition of all of the common stock or substantially all of the assets of MK Rail by a third party. The estimated loss on sale of MK Rail recognized includes the effect of this additional capital contribution to MK Rail.

ASSETS OF SUBSIDIARIES AND INVESTMENTS HELD FOR SALE: The assets and liabilities of the Corporation's subsidiaries - McConnell Dowell Corporation, Ltd., MK Investments, Inc. (North Pacific construction operations) and Western Aircraft, Inc. and the Corporation's investment in Amerbank, have been segregated on the balance sheet at June 30, 1995 from their historical classifications to separately identify them as held for sale. Such amounts are summarized as follows:


                                                                      JUNE 30, 1995
- -----------------------------------------------------------------------------------
Cash and cash equivalents                                              $  25,156
Accounts receivable                                                       70,751
Unbilled receivables                                                      20,183
Investments in and advances to construction joint ventures                 9,078
Investments in and advances to unconsolidated affiliates                   5,389
Property and equipment, net                                               34,132
Other assets                                                              24,653
- -----------------------------------------------------------------------------------
Total assets                                                           $ 189,342
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Short-term and current portion of long-term debt                       $  11,934
Accounts payable and accrued expenses                                     63,670
Accrued salaries and wages                                                 1,599
Other accrued liabilities                                                  6,514
Billings in excess of costs and earnings on uncompleted contracts         25,497
Deferred income taxes                                                      3,634
Debt due after one year                                                    1,330
Other long-term liabilities                                                1,397
Minority interests in subsidiaries                                         8,954
- -----------------------------------------------------------------------------------
Total liabilities                                                      $ 124,529
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------


3.   DISPOSITION OF INVESTMENTS IN AFFILIATES

DISPOSITIONS IN 1995

SALE OF INVESTMENT IN MK GOLD COMPANY ("MK GOLD"): On June 6, 1995 the Corporation sold its 46.4% ownership interest in MK Gold to Leucadia National Corporation ("Leucadia") for $22,500 cash. As a condition to the purchase of the shares, Leucadia acquired MK Gold's $20,000 bank credit facility and released the Corporation from its guarantee obligations under the facility. The Corporation recognized a pretax loss on disposal of $9,256.

SALE OF INVESTMENT IN BENJAMIN DEVELOPMENTS, LTD. In March 1995, the Corporation's majority-owned subsidiary McConnell Dowell Corporation, Ltd. sold its ownership interest in Benjamin Developments, Ltd. for cash and recognized a pretax gain of $9,994.

MK INVESTMENTS, INC. (NORTH PACIFIC CONSTRUCTION OPERATIONS) ("MKI"): On July 21, 1995, the Corporation and a potential buyer reached a preliminary understanding which contemplates the sale of certain MKI operations for cash. The preliminary understanding is predicated on the occurrence of certain events, including the negotiation and execution of a definitive purchase and sale agreement. In this connection, the Corporation recognized a provision of $8,836 to write-down the carrying value of its investment in MKI to its estimated fair value based on the preliminary understanding.

DISPOSITIONS IN 1994

WRITE OFF OF INVESTMENT IN TEXAS TGV CORPORATION ("TEXAS TGV"): Texas TGV was awarded a franchise in May 1991 to finance, construct and operate a high speed rail system in Texas. Because Texas TGV failed to provide equity financing by December 31, 1993 as required under the franchise agreement and since its efforts to extend the deadline or to negotiate amendments to the franchise agreement with the Texas High Speed Rail Authority in early 1994 were unsuccessful, the Corporation abandoned the project and wrote-off its $13,828 investment in Texas TGV in June 1994.

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

4.   INVENTORIES

Transit segment inventories at June 30, 1995 and December 31, 1994 are summarized as follows:


                                                     JUNE 30, 1995   DECEMBER 31, 1994
- --------------------------------------------------------------------------------------
Work in progress                                       $ 220,263        $ 302,334
Raw materials                                            110,809          143,416
- --------------------------------------------------------------------------------------
Total inventories                                        331,072          445,750
Payments on account of work in progress                 (240,322)        (293,697)
- --------------------------------------------------------------------------------------
Net inventories                                         $ 90,750        $ 152,053
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

5.   CONSTRUCTION JOINT VENTURES

The Corporation has from time to time entered into a number of partnership arrangements with other contractors commonly referred to as "joint ventures". Construction joint ventures frequently have a short life span, since they are designed and created for the sole purpose of bidding on, negotiating for, and completing one specific project and are liquidated when the project is completed. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability of the following summary financial information between periods may not be meaningful. The following table presents summarized financial information of the construction joint ventures on a combined 100 percent basis at June 30, 1995 and December 31, 1994 and for the six months in the periods ended June 30, 1995 and 1994.


FINANCIAL POSITION AT                                                       JUNE 30, 1995         DECEMBER 31, 1994
- -------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                     $  91,833              $ 124,627
Other current assets                                                            107,937                143,521
Non-current assets                                                               20,080                 19,365
Property and equipment, net                                                      35,891                 32,299
Advances from customers                                                         (83,674)               (88,214)
Other current liabilities                                                      (138,389)              (213,295)
- -------------------------------------------------------------------------------------------------------------------
Net assets                                                                    $  33,678              $  18,303
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Corporation's investment in and advances to construction joint ventures         $11,670                $12,854
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,                                          1995                  1994
- -------------------------------------------------------------------------------------------------------------------
Combined joint ventures, net:
Revenue                                                                       $ 453,242               $584,623
Cost of revenue                                                                (434,724)               590,033
- -------------------------------------------------------------------------------------------------------------------
Operating income                                                               $ 18,518                 $5,410
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Corporation's share, net:
Revenue                                                                       $ 137,003              $ 169,938
Cost of revenue                                                                (126,463)              (179,154)
- -------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                       $  10,540              $  (9,216)(1)
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

(1)The Corporation recognized a net loss from its proportionate share of the combined joint ventures' results of operations for the six month period ended June 30, 1994 because the Corporation's proportionate share of joint ventures with operating losses exceed its proportionate share of joint ventures with operating income.

6.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

The following table presents summarized financial information of the unconsolidated affiliates accounted for by the equity method on a combined 100 percent basis at June 30, 1995 and December 31, 1994 and for the six months in the periods ended June 30, 1995 and 1994. Amounts for all periods presented include the accounts of the following individually significant investees (the Corporation's ownership interests therein are shown parenthetically): MK Gold Company (46.4%); Strait Crossing Development, Inc. (36%); AmerBank (29.5%); Westmoreland Resources, Inc. (24%) and Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG mbH") (33%), except as noted in (1) below.


FINANCIAL POSITION AT                                                     JUNE 30, 1995 (1)       DECEMBER 31, 1994
- -------------------------------------------------------------------------------------------------------------------
Current assets                                                                $ 330,820              $ 446,260
Non-current assets                                                              624,798                494,560
Current liabilities                                                            (131,345)              (241,174)
Long-term debt                                                                  (85,427)               (75,455)
Other non-current liabilities                                                  (524,252)              (440,987)
- -------------------------------------------------------------------------------------------------------------------
Net assets                                                                    $ 214,594              $ 183,204
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Corporation's investment in and advances to unconsolidated affiliates           $42,805                $71,382
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,                                        1995(1)                 1994
- -------------------------------------------------------------------------------------------------------------------
Revenue                                                                        $377,169               $335,540
Operating income                                                                 10,168                 20,499
Net income                                                                       17,847                 17,504
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Corporation's equity in net income of unconsolidated affiliates                  $4,910                 $4,887
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

(1) As of June 30, 1995 the assets and liabilities of MK Gold Company and AmerBank are not included in the summarized financial position of the unconsolidated affiliates. On June 6, 1995 the Corporation sold its ownership interest in MK Gold and in connection with its decision to sell its ownership interest in AmerBank, the Corporation has included the carrying amount of its investment in AmerBank in "Assets of subsidiaries and investments held for sale" in the balance sheet at June 30, 1995. The results of operations of AmerBank for the six months in the periods ended June 30, 1995 and 1994 are included in the summarized results of operations of unconsolidated affiliates.

7.   SHORT-TERM DEBT

Short-term debt at June 30, 1995 and December 31, 1994 consisted of the following:



                                                                            JUNE 30, 1995         DECEMBER 31, 1994
- -------------------------------------------------------------------------------------------------------------------
Secured antecedent bank debt, interest rates of
  9% at June 30, 1995, 6.5% at December 31, 1994                               $208,873               $139,000
Secured bridge loans, interest rates of 12% at June 30, 1995,
  6.7% at December 31, 1994                                                      84,104                 12,100
Unsecured borrowings, interest rates of
  7.5% to 12% at June 30, 1995, 6.4% to 10.5% at December 31, 1994               14,640                 21,287
Commercial paper, interest rate of 6.1% at December 31, 1994                          -                 19,765
- -------------------------------------------------------------------------------------------------------------------
Total short-term debt                                                          $307,617               $192,152
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

The weighted average interest rates on short-term borrowings outstanding of $307,617 at June 30, 1995 and $192,152 at December 31, 1994 were 10.4% and 6.6%, respectively.

CREDIT FACILITY: On April 11, 1995, the Corporation and its current lender banks entered into a Credit Facility under which certain of the lender banks provided secured bridge loans of $110,000. The Facility included establishment of $50,000 in new borrowing capacity and absorption of a then existing $60,000 accounts receivable purchase agreement. The Credit Facility also waived until May 31, 1995, non-compliance with various financial covenants under the unsecured antecedent bank debt agreement. Interest on the outstanding unsecured antecedent bank debt, equal to the prime rate (9% at June 30, 1995), is generally payable on the last day of each month. On April 25, 1995 the Credit Facility was amended to include an additional accounts receivable facility of $12,100. The $122,100 outstanding under the Credit Facility was due and payable on May 31, 1995. Effective June 1, 1995, the Credit Facility was amended to (i) extend the loan termination date and the waivers from May 31, 1995 to July 31, 1995 and (ii) require the Corporation to repay $31,200 of the secured bridge loans by July 31, 1995. The Corporation repaid $31,200 prior to June 30, 1995. Interest on the outstanding $122,100 secured bridge loans, equal to the prime rate plus three percent per annum (12% at June 30, 1995), is payable on the last day of each month and on July 31, 1995. The Credit Facility specifies certain events of default. These events of default arise upon the occurrence of, among other things, (i) the Corporation's failure to pay amounts owing under the secured bridge loans (ii) breaches of covenants, representations and warranties and
(iii) other events that customarily constitute events of default under loan agreements similar to the secured bridge loans.

NEW AND AMENDED CREDIT FACILITIES: On August 11, 1995, the Corporation its bank lenders and sureties agreed as of July 31, 1995 to (i) a restructuring of the Corporation's existing indebtedness (ii) establishment of an interim Revolving Credit Facility, expiring September 1, 1995, to advance funds of up to $15,000 with interest at the prime rate to the Transit segment to finance its operations in connection with its Metra contract, and (iii) establishment of an Interim Loan Facility, expiring September 1, 1995, to advance funds of up to $25,000 to the Transit segment prior to its planned divestiture as a limited liability company, anticipated by September 1, 1995. Funds advanced to the Transit segment bear interest at the prime rate and are to be used solely for financing its operations in connection with its non-Metra contracts and are guaranteed by the Corporation's principal surety.

In connection with the restructuring, the bank lenders increased the amount of the secured bridge loans from $122,100 to $129,000. Amounts borrowed are to be used for non-Transit-segment working capital purposes. As of July 31, 1995 the Corporation had unused borrowing capacity under the secured bridge loans of $52,287. Outstanding borrowings under the secured bridge loans are due and payable on March 31, 1996 and bear interest at a rate equal to the prime rate plus three percent. Interest is payable on the last day of each calendar month and on March 31, 1996. The Corporation paid a closing fee of $1,290 on August 11, 1995.

The restructuring permits the deferral of principal payments on the antecedent bank debt from July 1, 1995 until December 31, 1996, except, the Corporation is required to repay $100,000 on September 30, 1996 plus interest and periodic bank fees accrued to that date. Outstanding borrowings under the antecedent bank debt bear interest at the prime rate. Interest accrued on outstanding borrowings after July 1, 1995, may be deferred and paid in six equal monthly installments, together with accrued interest thereon at the prime rate on the unpaid interest, commencing April 30, 1996 unless repaid with optional principal prepayments. Under the restructuring agreements, the antecedent bank debt was secured by security interests and mortgages on substantially all of the assets of the Corporation and certain of its subsidiaries.

In addition to the required repayment of the outstanding balance under the bridge loans at March 31, 1996 and $100,000 repayment under the antecedent bank debt at September 30, 1996, the restructuring agreements also provide for (i) optional prepayments and (ii) mandatory prepayments. The Corporation may, at its option, prepay at any time all or part of the amount outstanding under the antecedent bank debt and bridge loans. The Corporation must prepay (i) net cash proceeds in excess of $10,000 received from the sales of certain businesses and assets currently held for sale, (ii) any prepayments or repayments received by the Corporation on the $52,200 note receivable from MK Rail, and (iii) any tax refunds received.

In connection with the restructuring, the Corporation as of July 31, 1995, granted to the bank lenders two stock purchase warrants to acquire a total of 14,029,391 shares of unissued common stock at an exercise price of $6.75 per share. The warrants may be exercised for all or any part thereof at December 31, 1996, or earlier upon a payment default on the antecedent bank debt, but not later than July 31, 2000. The Corporation's obligation for the warrant covering 9,415,696 shares can be (i) eliminated if the Corporation repays the outstanding balance of the antecedent bank debt by June 30, 1996 or (ii) reduced by 50% if repaid during the period from July 1, 1996 through September 30, 1996. The Corporation's obligation for the warrant covering 4,613,695 shares can be (i) eliminated if the Corporation repays the outstanding balance of all indebtedness in connection with Transit segment's Metra contract by June 30, 1996 or (ii) reduced by 50% if repaid during the period from July 1, 1996 through December 31, 1996 or (iii) reduced by 25% if repaid during the period from January 1, 1997 through June 30, 1997. The Corporation's sureties were also granted a stock purchase warrant to acquire a total of 830,039 shares of unissued common stock at an exercise price of $6.75 per share. The sureties warrant may be exercised for all or any part thereof at December 31, 1996, or earlier upon a payment default with respect to the Corporation's reimbursement obligation to its sureties for Transit segment liabilities, but not later than July 31, 2000. The Corporation's obligation for the sureties warrant can be (i) eliminated if the Corporation satisfies its reimbursement obligation to the sureties for their Transit segment liabilities by June 30, 1996 or (ii) reduced by 50% if satisfied during the period from July 1, 1996 through September 30, 1996.

8.   OTHER INCOME (EXPENSE), NET

Other income (expense) items for the three and six months in the periods ended June 30, 1995 and 1994 are as follows:


                                                                     Three Months Ended       Six Months Ended
                                                                           June 30,                June 30,
                                                                      1995        1994        1995        1994
- ---------------------------------------------------------------------------------------------------------------
Interest and dividends                                             $ 1,606     $   112     $ 5,947     $ 1,933
Net gains (losses) on sales of marketable securities                   (99)       (165)        109       1,399
Net loss on disposals and write-downs
 of assets held for sale, net                                            -      (2,446)     (3,209)     (4,102)
Gain on MK Gold's sale of stock                                          -           -           -       1,255
Underwriting income (expense) of insurance subsidiary, net              29         344        (131)      3,323
Miscellaneous income (expense), net                                    469      (2,104)     (1,003)     (3,857)
- ---------------------------------------------------------------------------------------------------------------
Other income (expense), net                                        $ 2,005     $(4,259)    $ 1,713      $  (49)
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS: The Corporation and several of its current and former officers and the Corporation's auditors were named as defendants in lawsuits asserted by certain stockholders who claim to represent a class of stockholders that purchased shares of the Corporation's common stock between October 15, 1993 and March 20, 1995 (the "MK Securities Class Actions"). These class action complaints, which were first filed on July 28, 1994, purport to present claims under federal and state securities and other laws and seek equitable relief and unspecified damages for losses resulting from alleged improper disclosures during the class periods. The Corporation, MK Rail, several of MK Rail's officers and directors, and the managing underwriters of MK Rail's initial public offering were named as defendants in lawsuits asserted by stockholders who claim to represent a class of stockholders that purchased shares of MK Rail's common stock between April 26, 1994 and September 29, 1994 (the "MK Rail Securities Class Actions"). The complaints, which were first filed on October 20, 1994, purport to present claims under the federal securities laws and seek equitable relief and unspecified damages for losses resulting from, among other things, alleged improper disclosures during the class period. Certain of the Corporation's current and former directors and officers have been named as defendants in thirteen derivative actions which have been filed in state courts in Idaho and Delaware between February 13 and June 2, 1995. The Corporation is a nominal defendant in each of these actions. Plaintiffs assert that the defendants authorized or acquiesced in wrongful conduct on the part of the Corporation's former chairman and failed to properly supervise his activities, and also allege waste of corporate assets through payment of excessive compensation.

Preliminary agreements as to the principal economic terms of a settlement of securities class actions and derivative actions were reached in June 1995, subject, among other things, to approval by the appropriate courts. The $69,000 settlement will include payment of cash and the issuance of stock. The $40,000 cash settlement will be paid by the Corporation's and MK Rail's insurers. The Corporation and MK Rail will issue new common and preferred stock in the amounts of $25,000 and $4,000, respectively, based on predetermined stock prices. Effective December 1994, the Corporation recognized an aggregate pretax charge of $25,000 for the estimated costs of the settlement. The estimated liability for the $25,000 settlement is included in the balance sheets at December 31, 1994 and June 30, 1995 as a non-current liability. Assuming court approval and issuance of the stock, the $25,000 will be reflected in stockholders' equity. However, there can be no assurance that all the parties to the preliminary agreements will agree on the terms of the final settlement or that such final settlement will be approved by the appropriate courts. Although the Corporation has recorded its estimate of the minimum liability, the ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for additional loss that may result upon resolution of this matter has been made in the consolidated financial statements.

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

LETTERS OF CREDIT: The Corporation was contingently liable, in the normal course of business, for $298,000 in standby and financial letters of credit not reflected in the accompanying financial statements at June 30, 1995 for contract performance guarantees on a number of Engineering and Construction and Transit segment contracts.

DISCONTINUED SHIPBUILDING OPERATIONS: In April 1989, the Corporation sold its interest in National Steel and Shipbuilding Company ("NASSCO") and in June 1994, the Corporation renegotiated and amended the April 1989 sale agreement with NASSCO. Under the terms of the amended agreement the Corporation will provide NASSCO a $21,000 credit facility continuing for a period of three years after completion of a U.S. Navy contract, expected in mid 1996, and NASSCO will relinquish its right to require the Corporation to accept repayment in NASSCO preferred stock for any balance outstanding under the credit facility. At June 30, 1995, NASSCO had no balance outstanding under the Corporation's credit facility.

At June 30, 1995, the Corporation was contingently liable up to a maximum of $21,000 on a bank credit facility obtained by NASSCO. The balance outstanding under NASSCO's bank credit facility at June 30, 1995 was $21,000. The Corporation's credit facility is reduced by the amount of funds borrowed under NASSCO's bank credit facility. The Corporation has also guaranteed $21,000 of NASSCO's port facility bonds until not later than December 1, 2002, and guaranteed $1,793 of NASSCO's federal workers' compensation bonds. NASSCO's floating dry dock is pledged as collateral for the $21,000 port facility bonds.

DISCONTINUED REAL ESTATE OPERATIONS: At June 30, 1995, the Corporation was contingently liable for $30,980 of bank loans in connection with commercial real estate operations discontinued in 1987. Net assets of the real estate operations of Emkay Development Company, Inc. ("Emkay"), a subsidiary of the Corporation, are included in the accompanying balance sheets under the caption "Other investments and assets" and consist of:

FINANCIAL POSITION AT                                                       JUNE 30, 1995         DECEMBER 31, 1994
- -------------------------------------------------------------------------------------------------------------------
Notes and interest receivable                                                  $ 25,179               $ 25,504
Properties held for sale                                                          4,744                  5,920
Other assets, net                                                                 2,185                  2,853
Secured bank loans, 9% at June 30, 1995 and
 6.4% and 6.9% at December 31, 1994                                              (30,980)               (31,078)

- -------------------------------------------------------------------------------------------------------------------
Net assets                                                                      $ 1,128                $ 3,199
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

The notes receivable are due at various dates from 1995 through 1999 at interest rates ranging from 6.4% to 6.9%. Most of the notes are collateralized by deeds of trust.

On March 31, 1995, Emkay failed to make a scheduled $5,000 payment under one of two unsecured loan agreements with banks. The Corporation and the banks have reached a Forbearance Agreement which, among other things, provides for the waiving of existing defaults resulting from the nonpayment of the $5,000 owed under the loan agreement and the granting to the banks of security interests and mortgages in all of Emkay's real estate and other assets, and the repayment of the outstanding loan balance by June 30, 1996. Interest on the outstanding secured bank loans, equal to the prime rate (9% at June 30, 1995), is payable on the last day of each month.

10.  SUBSEQUENT EVENTS

MORRISON KNUDSEN CORPORATION OF AUSTRALIA, LTD.: Effective July 1, 1995, the Corporation acquired MK Rail's ownership interest in Morrison Knudsen Corporation of Australia, Ltd. ("MKA") for $3,000 in preferred stock of MKA.

SALE OF WESTERN AIRCRAFT, INC. ("WESTERN"): On July 21, 1995, the Corporation sold its ownership interest in Western for $4,900 cash. Since the Corporation's carrying value of its investment in Western was written down to its estimated realizable value at December 31, 1994, no gain or loss was recognized upon closing of the sale transaction.

RETENTION AND SEVERANCE PAY PLANS: Effective July 7, 1995, the Corporation adopted a key employee retention and severance program to retain certain key executives and key employees. The program encourages employees to remain employed at the Corporation by providing additional compensation from the date of adoption through July 1, 1996, and by providing enhanced severance benefits to any covered employee who is involuntarily terminated prior to July 1, 1996. Under the retention plan, covered employees will receive awards in cash and stock ranging from 23.3% to 62.5% of their annual base salaries, payable on December 15, 1995, and July 1, 1996. Under the severance plan, covered employees who are involuntarily terminated after the occurrence of (i) a change in control of either the Corporation or the covered employee's division, or (ii) a bankruptcy filing, will receive cash awards ranging from four to nine months annual base salary. The severance plan terminates on July 1, 1996, provided that neither event has occurred. The aggregate amount of the retention plan awards are estimated to be approximately $12,000, which amount will be accrued ratably over the service period from July 1995 through June 1996.

NEW AND AMENDED CREDIT FACILITIES: On August 11, 1995, the Corporation and its lender banks and sureties agreed to a restructuring of the Corporation's existing indebtedness. See Note 7. "Short-Term Debt" for a description of the restructuring of the Corporation's existing indebtedness, establishment of interim credit facilities for its Transit segment, issuance of stock purchase warrants to its lender banks and sureties, and other matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1994

                                                                                                 Three Months Ended
                                                                                                       June 30,
                                                                                                 1995       1994 (a)
- --------------------------------------------------------------------------------------------------------------------
Revenue
  Engineering and construction                                                                 $513,755     $499,070
  Transit                                                                                       120,093       18,238
- --------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                  $633,848     $517,308
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
Operating income (loss)
  Engineering and construction                                                                  $12,878     $ (8,664)
  Transit                                                                                        (2,134)     (63,119)
- --------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                                                                   $10,744     $(71,783)
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

(a) Certain amounts reclassified to conform to 1995 financial statement presentation.

ENGINEERING AND CONSTRUCTION: E&C's revenue for the second quarter of 1995 was $513.8 million an increase of $14.7 million compared to the same period of 1994. The increase is principally due to an increase in additional revenue from claim settlements of $9.5 million.

The E&C segment reported $12.9 million operating income in the second quarter of 1995 compared to an $8.7 million operating loss in the comparable period of 1994. The second quarter 1995 results of operations were affected by the recognition of certain unusual items consisting of (i) a $9.5 million favorable impact from the settlement of a number of claims on contracts completed in prior periods which benefit was partially offset by (ii) the adverse impact of a $2.2 million provision for anticipated costs of settling a long-term real estate lease obligation.

The second quarter 1994 results of operations were affected by the recognition of certain unusual items consisting of (i) the adverse impact from the recognition of a $17.6 million charge to write down investments in two environmental businesses and fixed assets and provide for an anticipated loss on a long-term construction project which charge was partially offset by (ii) the beneficial impact from the recognition of $1.4 million proceeds from a claim settlement.

TRANSIT: Transit's revenue for the second quarter of 1995 was $120.1 million an increase of $101.9 million compared to the same period of 1994. The increase was due to the higher volume of new transit car deliveries for the second quarter of 1995 as reflected in the table below.


                                                                         NUMBER OF TRANSIT CARS
                                                -----------------------------------------------------------------------
                                                                 SHIPPED            SHIPPED DURING       REMAINING IN
                                                  UNDER          THROUGH          THREE MONTHS ENDED      BACKLOG AT
NEW TRANSIT CAR CUSTOMER                         CONTRACT     MARCH 31, 1995        JUNE 30, 1995       JUNE 30, 1995
Metro North Commuter Railroad                       48            (27)                   (18)                  3
Illinois Metra Authority                           173             (6)                    (4)                163
National Railroad Passenger Corporation             50              -                      -                  50
Bay Area Rapid Transit District                     80            (14)                   (18)                 48
California Department of Transportation:
 Inter-city cars                                    66             (8)                   (12)                 46
 Commuter cars                                      47              -                      -                  47
- -----------------------------------------------------------------------------------------------------------------------
Total New Transit Cars                             464            (55)                   (52)                357
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

Transit reported a $2.1 million operating loss in the second quarter of 1995 compared to a $63.1 million operating loss in the comparable period of 1994. The 1995 operating loss stems almost entirely from the recognition of non-manufacturing overhead costs and expenses. In 1994 the Transit segment recognized $198.0 million of pretax charges to operating income for anticipated cost overruns on fixed-price new transit cars in the early stages of production which were anticipated to be manufactured and delivered in 1995 and 1996.

In the second quarter of 1994 the Transit segment recognized $59.4 million of pretax charges to operating income for anticipated cost overruns on fixed-price new transit cars in the early stages of production which were anticipated to be manufactured and delivered in 1995 and 1996.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the second quarter of 1995 increased $6.9 million or 84% compared to the same period of 1994. The increase is due to substantial non-recurring expenses for legal and other professional fees associated with pending litigation and financial restructuring offset by allocations of centralized common-service costs to segment operations.

INTEREST EXPENSE: Interest expense for the second quarter of 1995 increased $7.8 million from $1.2 million in the same period of 1994. The significant increase in interest expense in 1995 is attributed to a substantially higher level of short-term debt outstanding during the second quarter of 1995 compared to the comparable period of 1994 and a weighted average cost of borrowing during the second quarter of 1995 of 10.4% compared to 4.3% during the comparable period of 1994.

OTHER INCOME (EXPENSE), NET: Other income of $2.0 million, net for the second quarter of 1995 is comprised principally of interest earned on short-term investments. Other expense of $4.3 million, net for the second quarter of 1994 is comprised principally of losses on disposals of assets, write-downs of certain assets held overseas, and a loan guarantee loss. See Note 8. "Other Income (Expense), Net".

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED AFFILIATES: The Corporation's share of unconsolidated affiliates' income decreased from $4.8 million in the second quarter of 1994 to $1.7 million in the comparable quarter of 1995. The decrease is due to the recognition by the Corporation of its $5.6 million equity in the net income of MIBRAG mbH in the second quarter of 1994. Although MIBRAG mbH was acquired effective January 1, 1994, the Corporation deferred recognition of its equity in the net income of MIBRAG mbH for the first quarter of 1994 until certain contingencies existing at March 31, 1994 were resolved in the second quarter of 1994. See Note 6. "Investments in and Advances to Unconsolidated Affiliates".

DISPOSITION OF INVESTMENTS IN AFFILIATES: The $1.3 million loss on disposition of investments in affiliates for the second quarter of 1995 is the result of writing-down the increase in the carrying value of its investment in an affiliate resulting from the Corporation's recognition of affiliate's periodic income which increase is not expected to be realized through subsequent disposition of the affiliate. The $13.8 million loss on disposition of affiliates for the second quarter of 1994 is the result of the Corporation writing off its investment in Texas TGV Corporation after Texas TGV's failure to provide equity financing for a high speed rail system project as required under the franchise agreement. See Note 3. "Disposition of Investments in Affiliates".

INCOME TAX EXPENSES: The Corporation recognized tax expense for the second quarter of 1995 of $.9 million consisting only of estimated foreign and state income taxes relating to certain jurisdictions in which the Corporation had net taxable income. The Corporation did not provide any tax benefit in 1995 because management could not predict with reasonable certainty the amount of such benefit which would be realized from future taxable income. Income taxes provided in the second quarter of 1994 was based upon an estimated annual effective tax rate of 40.0% which was slightly lower than the Corporation's blended statutory tax rate of 40.85% because of anticipated utilization of foreign tax credits to offset U.S. income taxes.

DISCONTINUED OPERATIONS: Consistent with the presentation of MK Rail as a discontinued operation, the Corporation's share of MK Rail's results of operations for the three month period ended June 30, 1994 and the Corporation's gain recognized from MK Rail's sale of stock in May 1994, have been segregated and reported as discontinued operations in the statements of operations. On May 3, 1994, MK Rail completed an IPO of 6,000,000 shares of its common stock at an offering price of $16.00 per share which decreased the Corporation's investment to 65%. The Corporation recognized a $24.0 million pretax gain with respect to such shares because MK Rail's public offering price per share exceeded the Corporation's carrying value per share.

RESULTS OF OPERATIONS
SIX MONTH PERIOD ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1994


                                              Six Months Ended
                                                  June 30,
                                            1995          1994 (a)
- -----------------------------------------------------------------
Revenue
 Engineering and construction           $  929,713       $955,191
 Transit                                   221,307         23,911
- -----------------------------------------------------------------
Total revenue                           $1,151,020       $979,102
- -----------------------------------------------------------------
- -----------------------------------------------------------------
Operating income (loss)
 Engineering and construction              $20,625       $  1,760
 Transit                                    (3,805)       (63,904)
- -----------------------------------------------------------------
Total operating income (loss)              $16,820       $(62,144)
- -----------------------------------------------------------------
- -----------------------------------------------------------------

(a) Certain amounts reclassified to conform to 1995 financial statement presentation.

ENGINEERING AND CONSTRUCTION: E&C's revenue for the first six months of 1995 was $929.7 million, a decrease of $25.5 million compared to the same period of 1994 reflecting the decline in new work booked in prior periods.

The E&C segment reported $20.6 million operating income for the first six months of 1995 compared to $1.8 million operating income in the comparable period of 1994. The results of operations for the first six months of 1995 were affected by the recognition of certain unusual items consisting of (i) a $12.8 million favorable impact from the settlement of claims on contracts completed in prior periods which benefit was partially offset by (ii) the adverse impact of a $2.2 million provision for anticipated costs of settling a long-term real estate obligation.

The results of operations for the first six months of 1994 were affected by the recognition of a $17.6 million charge to write down investments in two environmental businesses and fixed assets and provide for an anticipated loss on a long-term project which charge was partially offset by (ii) the benefit from recognition of $1.4 million proceeds from a claim settlement.

TRANSIT: Transit's revenue for the first six months of 1995 was $221.3 million an increase of $197.4 million compared to the same period of 1994. The increase was due to the higher volume of new transit car deliveries for the first six months of 1995 as reflected in the table below.


                                                                    NUMBER OF TRANSIT CARS
                                                -------------------------------------------------------------------
                                                                SHIPPED      SHIPPED DURING   REMAINING IN
                                                    UNDER       THROUGH     SIX MONTHS ENDED   BACKLOG AT
NEW TRANSIT CAR CUSTOMER                          CONTRACT   DEC. 31, 1994    JUNE 30, 1995   JUNE 30, 1995

Metro North Commuter Railroad                        48            (12)           (33)             3
Illinois Metra Authority                            173             (3)            (7)           163
National Railroad Passenger Corporation              50              -              -             50
Bay Area Rapid Transit District                      80             (1)           (31)            48
California Department of Transportation:
 Inter-city cars                                     66              -            (20)            46
 Commuter cars                                       47              -              -             47
- -------------------------------------------------------------------------------------------------------------------
Total New Transit Cars                              464            (16)           (91)           357
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

Transit reported a $3.8 million operating loss in the first half of 1995 compared to a $63.9 million operating loss in the comparable period of 1994. The 1995 operating loss stems almost entirely from the recognition of non-manufacturing overhead costs and expenses.

In the first half of 1994 the Transit segment recognized $59.4 million of pretax charges to operating income for anticipated cost overruns on fixed-price new transit cars in the early stages of production which were anticipated to be manufactured and delivered in 1995 and 1996.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expense for the first half of 1995 increased $8.8 million or 52% compared to the same period of 1994. The increase is due to substantial non-recurring expenses for legal and other professional fees associated with pending litigation and financial restructuring offset by allocations of centralized common-services costs to segment operations.

INTEREST EXPENSE: Interest expense for the first half of 1995 increased $12.6 million from $1.8 million in the same period of 1994. The significant increase in interest expense in 1995 is attributed to a substantially higher level of short-term debt outstanding during the first half of 1995 compared to the comparable period of 1994 and a weighted average cost of borrowing during the first half of 1995 of 9.4% compared to 4.2% during the comparable period of 1994.

OTHER INCOME (EXPENSE), Net: Other income of $1.7 million, net for the first half of 1995 is comprised principally of interest earned on short-term investments. Other expense, net for the first half of 1994 is comprised principally of losses on disposals of assets, write-downs of certain assets held overseas, and a loan-guarantee loss, offset by investment gains, underwriting income and gain from MK Gold's sale of stock. See Note 8. "Other Income (Expense), Net".

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED AFFILIATES: The Corporation's share of unconsolidated affiliates' income for the first half of 1995 remained about the same as reported for the comparable period of 1994 due to the recognition by the Corporation of its $5.7 million and $5.6 million equity in the net income of MIBRAG mbH for the first six months of 1995 and 1994, respectively. See Note 6. "Investments in and Advances to Unconsolidated Affiliates".

DISPOSITION OF INVESTMENTS IN AFFILIATES: The $8.1 million net loss on disposition of investments in affiliates for the first half of 1995 consisted of a pretax gain of $10.0 million in connection with the sale of a McConnell Dowell subsidiary, offset by a pretax loss of $9.3 million in connection with the Corporation's sale in June 1995 of its remaining ownership interest in MK Gold Company and a pretax loss provision of $8.8 million to write-down the carrying amount of its investment in MK Investments, Inc. (North Pacific construction operations). The $8.9 million net loss on disposition of investments in affiliates for the first half of 1994 resulted from a $4.9 million gain on the Corporation's sale of a portion of its ownership interest in Strait Crossing Development, Inc. and a $13.8 million loss from writing off the Corporation's investment in Texas TGV after Texas TGV's failure to provide equity financing for a high speed rail system project as required under the franchise agreement. See Note 3. "Disposition of Investments in Affiliates".

INCOME TAX EXPENSES: The Corporation recognized tax expense for the first half of 1995 of $2.3 million consisting only of estimated foreign and state income taxes relating to certain jurisdictions in which the Corporation had net taxable income. The Corporation did not provide any tax benefit in 1995 because management could not predict with reasonable certainty the amount of such benefit which would be realized from future taxable income. Income taxes provided in the first half of 1994 was based upon an estimated annual effective tax rate of 40.0% which was slightly lower than the Corporation's blended statutory tax rate of 40.85% because of anticipated utilization of foreign tax credits to offset U.S. income taxes.

DISCONTINUED OPERATIONS: In connection with its decision to sell MK Rail, the Corporation recorded a loss from discontinued operations of $31.4 million in March 1995, without providing any future tax benefit. The loss includes (i) a $25.5 million write-down of the Corporation's carrying value of its investment in MK Rail to estimated net realizable value based upon information available in the circumstances and (ii) an estimated $5.9 million provision for the Corporation's share of MK Rail's estimated net operating loss until the expected time of disposal. See Note 2. "Changes in Business - Discontinued Operations".

Consistent with the presentation of MK Rail as a discontinued operation, the Corporation's share of MK Rail's results of operations for the three and six month periods ended June 30, 1994 and the Corporation's gain recognized from MK Rail's sale of stock in May 1994 have been segregated and reported as discontinued operations in the statements of operations. On May 3, 1994, MK Rail completed an IPO of 6,000,000 shares of its common stock at an offering price of $16.00 per share which decreased the Corporation's investment to 65%. The Corporation recognized a $24.0 million pretax gain with respect to such shares because MK Rail's public offering price per share exceeded the Corporation's carrying value per share.

FINANCIAL CONDITION

Liquidity and capital resources (THOUSANDS OF DOLLARS)                 JUNE 30,
                                                            -------------------------
                                                                1995           1994
CASH AND CASH EQUIVALENTS:
  Beginning of period                                          $65,088        $80,108
  End of period                                                 72,877         97,203

                                                                    SIX MONTHS ENDED
                                                                       JUNE 30,
                                                            -------------------------
                                                                1995           1994
NET CASH PROVIDED (USED) BY:
  Operating activities                                       $(117,380)      $(81,313)
  Investing activities                                          35,859        (15,005)
  Financing activities                                         114,932        113,413


Total capitalization at June 30, 1995 was $312.9 million, and consisted of $309.0 million debt and $3.9 million equity compared to total capitalization at December 31, 1994 of $264.3 million, which consisted of $201.4 million debt and $62.9 million equity.

Net cash used for operating activities of $117.4 million in the first half of 1995 included an increase in accounts receivable at June 30, 1995 of $60.0 million. These accounts receivable were sold at December 31, 1994, cancelled effective March 31, 1995, and subsequently absorbed into the new bank credit facility on April 11, 1995. In addition, the balance of $57.4 million was principally used to fund cost overruns on fixed-price contracts, which cost overruns had been fully reserved in prior periods.

Net cash used for operating activities of $81.3 million in the first half of 1994 was primarily used to fund Transit segment inventories, accounts receivable and unbilled receivables.

Net cash provided by investing activities in the first half of 1995 of $35.9 million arose principally from (i) $4.3 million net proceeds from sales and purchases of securities available for sale (ii) $32.5 million proceeds from the sales of investments in affiliates which included $10.0 million from the sale of McConnell Dowell's ownership interest in Benjamin Developments, Ltd. and $22.5 million from the sale of the Corporation's ownership interest in MK Gold and
(iii) $1.7 million from collection of outstanding accounts receivables from affiliates.

Net cash used by investing activities in the first half of 1994 of $15.0 million resulted from (i) $7.5 million for net acquisitions of property and equipment and (ii) $7.5 million net investment in and advances to unconsolidated affiliates. See Note 3. "Disposition of Investments in Affiliates".

Net cash provided by financing activities in the first half of 1995 of $114.9 million included $121.1 million additional borrowings under bank credit agreements less the payment of the fourth quarter 1994 cash dividend of $6.2 million.

Net cash provided by financing activities in the first half of 1994 of $113.4 million included $132.1 million additional net borrowings under bank credit agreements less the payment of $19.2 million cash dividends for the three quarters ended June 1994.

LIQUIDITY

As of August 18, 1995, the Corporation had available cash and credit of $75.9 million for working capital requirements. The Corporation expects significant negative cash flow from operations during 1995, due primarily to the funding of the operating losses recognized in 1994, interest cost on bank debt and legal and professional service fees in connection with the Corporation's legal proceedings and financial restructuring. Cash has been generated from the sales of non-core businesses, including MK Gold Corporation which was sold in June 1995 for $22.5 million cash and Western Aircraft, Inc. which was sold in July 1995 for $4.9 million cash. During the second half of 1995, planned sales of other non-core business units, including MK Rail Corporation, McConnell Dowell and North Pacific construction operations and the investment in AmerBank are, if consummated, expected to generate significant cash which is required to be used to repay existing indebtedness. No assurance can be given as to the amount or timing of the proceeds from such sales.

On April 11, 1995, the Corporation and certain lenders entered into a Credit Facility ("the Facility") under which the lenders provided secured bridge loans of $110.0 million and waived conditions of default under its unsecured credit agreements through May 31, 1995. The Facility established $50.0 million of new credit capacity and the absorption of an existing $60.0 million accounts receivable facility. On April 25, 1995 the Facility was amended to include an additional accounts receivable facility of $12.1 million. The $122.1 million outstanding under the secured bridge loans was due and payable on May 31, 1995. On June 14, 1995, a second amendment was signed which extended the maturity date and waivers to July 31, 1995. Interest on the outstanding balance under the Facility accrues at the prime rate plus three percent, (12% at June 30, 1995) and is payable on the last day of each month. Interest on the antecedent bank debt, equal to the prime rate (9% at June 30, 1995) is generally payable on the last day of each month. The Corporation repaid $31.2 million of the secured bridge loans prior to June 30, 1995.

On August 11, 1995, the Corporation, its bank lenders and sureties agreed as of July 31, 1995 to a restructuring of the Corporation's existing indebtedness and the establishment of new interim credit facilities, expiring September 1, 1995 to advance funds to the Transit segment prior to its planned divestiture as a limited liability company, anticipated by September 1, 1995. The restructuring provides, among other things, for (i) an increase in the amount of the secured bridge loans from $122.1 million to $129.0 million, (ii) extension of the maturity date for the secured bridge loans to March 31, 1996 and extension of the maturity date for the antecedent bank debt to December 31, 1996, (iii) mandatory repayment of $100.0 million of antecedent bank debt on September 30, 1996, (iv) required repayments with the net cash proceeds from sales of certain businesses and assets, and cash collected on certain receivables and (v) the granting of stock purchase warrants to the lender banks and sureties.

The restructuring provides that ongoing indebtedness of the Corporation to the banks and its surety syndicate to be secured. In connection with the restructuring the Corporation would also receive limited bonding capacity.

The Corporation anticipates that the funds available under the restructuring agreements together with the net proceeds from planned sales of businesses and assets currently held for sale and collection of certain receivables should provide sufficient liquidity until September 30, 1996 when the Corporation believes, a substantial recapitalization through an equity infusion or new debt will be required.Unless the Corporation is able to obtain alternative sources of cash to meet the scheduled repayments at September 30, 1996 and December 31, 1996 required under the restructuring, the Corporation may, among other alternatives, seek protection from its creditors under the United States Bankruptcy Code. The Corporation believes that, in such circumstances, the ability, if any, of its stockholders to recover their investments would be significantly impaired and that any such recovery, if available, would be substantially delayed.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

               The Corporation previously has reported in its Annual Report on Form 10-K for the fiscal year ending December 31, 1994, that lawsuits in the following four general categories currently are pending against the Corporation and its directors and/or officers: (1) class actions relating to transactions in the common stock of the Corporation ("MK Securities Class Actions");
               (2) class actions relating to the issuance of, and transactions in, the common stock of MK Rail ("MK Rail Securities Class Actions"); (3) derivative actions brought by persons who claim to be stockholders of the Corporation ("Derivative Actions"); and
               (4) claims brought by the former stockholders of Touchstone, Inc. ("Touchstone Litigation").

               The MK Securities Class Actions consist of seven separate cases which have been consolidated as IN RE: MORRISON KNUDSEN SECURITIES LITIGATION, No. 94-0334-S-EJL (U.S. District Court, Dist. of Idaho) (first filed July 28, 1994). The defendants include the Corporation, certain of the Corporation's current and former officers, and the Corporation's auditors. The MK Rail Securities Class Actions consist of two cases relating to the issuance of, and transactions in, the common stock of MK Rail which have been consolidated in the U.S. District Court for the District of Idaho. The defendants include the Corporation, MK Rail, certain current and former officers and directors of the Corporation and MK Rail, and the managing underwriters of MK Rail's initial public offering. Those two cases are: SUSSER, ET AL. V. AGEE, ET AL., No. CIV 94-0477-S-LMB (U.S. District Court for the District of Idaho); and NEWMAN, ET AL. V. AGEE, ET AL., No. CIV 94-0478-S-EJL (U.S. District Court for the District of Idaho) (both filed October 20, 1994).

               The Derivative Actions consist of 13 derivative actions which have been filed in state courts in Idaho and Delaware , naming as defendants certain of the Corporation's President and former Directors and Officers. The Corporation is a nominal defendant in each of these actions. The five Idaho derivative cases are as follows: (i) DEKLOTZ, ET AL. V. MORRISON KNUDSEN CO., ET AL.,
               No. CV-00-9500605D (Idaho District Court, Ada County) (filed February 13, 1995); (ii) WOHLGELERNTER V. AGEE, ET AL., No. CV-OC-9500656D (Idaho District Court, Ada County) (filed March 24, 1995); (iii) FLINN V. AGEE, ET AL., No. CV-OC-9500765D
               (Idaho District Court, Ada County) (filed February 21, 1995);
               (iv) STEINER V. AGEE, ET AL., No. CV-OC-9500745D (Idaho District Court, Ada County) (filed February 17, 1995); and (v) STATE BOARD OF ADMINISTRATION OF FLORIDA V. MORRISON KNUDSEN CORPORATION, ET AL., No. CV-OC-9502463D (Idaho District Court, Ada County) (filed June 2, 1995) and the eight Delaware derivative cases are as follows: (i) STERN V. AGEE, ET AL., Civil Action No. 14032 (Delaware Chancery Court) (filed February 13, 1995); (ii) HAGER
               V. AGEE, ET AL., Civil Action No. 14034 (Delaware Chancery
               Court) (filed February 14, 1995); (iii) TROY V. AGEE, ET AL., Civil Action No. 14167 (Delaware Chancery Court) (filed March 31,
               1995); (iv) CAFFREY V. AGEE, ET AL., Civil Action No. 14033 (Delaware Chancery Court) (filed February 13, 1995); (v) HAMMERSLOUGH V. AGEE, ET AL., Civil Action No. 14042 (Delaware Chancery Court) (filed February 17, 1995); (vi) ROSENN V. AGEE, ET AL., Civil Action No. 14106 (Delaware Chancery Court) (filed March 9, 1995); (vii) CITRON V. AGEE, ET AL., Civil Action No. 14136 (Delaware Chancery Court) (filed March 22, 1995); and
               (viii) ANTONICELLO V. AGEE, ET AL., Civil Action No. 14182 (Delaware Chancery Court) (filed April 4, 1995).

               The Touchstone Litigation consists of two cases brought by the former stockholders of Touchstone which currently are pending in U.S. District Court in Tennessee: THEODORE E. NELSON V. MORRISON KNUDSEN CORP., No. 95-1029 (U.S.D.C. W.D. Tenn.) (filed February 7, 1995); and RICHARD JACOBS, ET AL. V. MORRISON KNUDSEN CORP., No. 95-1024 (U.S.D.C. W.D. Tenn.) (filed February 7, 1995). The plaintiffs, who among other things purport to state claims for violation of federal and Tennessee securities laws, purport to be all of the stockholders of Touchstone prior to the Corporation's acquisition of Touchstone through an exchange offer. The Corporation is the sole defendant in these two cases. The Corporation has been advised that the plaintiffs have filed a separate lawsuit against William J. Agee, the Corporation's former chairman: RICHARD L. JACOBS, ET AL. V. WILLIAM J. AGEE, No. 95-1168 (U.S.D.C. W.D. Tenn.) (filed July 18, 1995). The
               Corporation further has been advised that the complaint naming Mr. Agee, which contains allegations similar to those against the Corporation, has not been served and that such case currently remains inactive.

               As has been previously reported, settlement discussions have been held among the Corporation, MK Rail, certain of their present and former officers and directors, their insurance carriers, the underwriter defendants, and plaintiffs, and that those discussions have resulted in agreements as to the principal terms of settlement of the MK Securities Class Actions, the MK Rail Securities Class Actions and the Derivative Actions (other than the FLORIDA case pending in Idaho) as to all defendants in those cases other than the Corporation's auditors. Discussions are continuing between certain of the plaintiffs and defendants with respect to the final terms of the memoranda of understanding with respect to the settlements. Once the final terms have been agreed to, it is anticipated that the parties will enter into formal settlement documentation; the settlements then will be submitted for and be subject to approval by the appropriate courts.

               The settlement terms will require the Corporation, as its share of the settlement; to (i) issue 2,976,923 shares of Common Stock in connection with the settlement of the MK Securities Class Actions, (ii) issue 869,231 shares of Common Stock in connection with the settlement of the MK Rail Securities Class Actions,
               (iii) pay the net (after plaintiffs attorneys fees and related expenses) insurance proceeds received by the Corporation in connection with the settlement of the Derivative Actions into a settlement fund to be created in connection with the settlement of the MK Securities Class Actions, and (iv) implement certain corporate governance procedures (including, among other things, making reasonable efforts to appoint up to seven additional non-employee directors, a presumption that Board and Stockholders meetings will be held in Boise or certain other specified locations, disclosure of certain common memberships of directors or their immediate families on governing bodies of not-for-profit organizations, and a requirement that future executive compensation not be based on non-recurring items without stockholder approval). In addition, the defendant non-employee directors (other than Mrs. Peden) would relinquish five years of credited service for purposes of the Corporation's Retirement Plan for Non-Employee Directors. The settlement terms also would require MK Rail, as its share of the settlement of the MK Rail Securities Class Actions, to issue 413,793 shares of Common Stock and shares of a new class of Preferred Stock with a redemption value of $1 million. The Corporation's insurance carriers will pay $35 million (including the amounts referred to in clause
               (iii) above) on behalf of the individual defendants in the MK Securities Class Actions and the Derivative Actions, and MK Rail's insurance carrier will pay $6 million into a settlement fund to be created in connection with the settlement of the MK Rail Securities Class Actions, such payments to be made with respect to the individual defendants in those cases. The funds paid by MK Rail's insurance carrier will include the purchase from the settlement fund of the MK Rail Preferred Stock referred to above for $1 million. As part of the proposed settlement of the Derivative Actions, Mr. Agee would relinquish his claim to contractual severance pay and all other contractual benefits other than his Supplemental Savings Plan account (approximately $350,000 as of April 20, 1995, the date the Plan was terminated), a reduced lifetime (with right of survivorship) annual supplemental retirement benefit of $99,750 commencing in 1995, and prepaid medical and dental benefits for Mr. Agee and his family.

               In connection with the agreements as to the principal terms of settlement of the MK Securities Class Actions, the MK Rail Securities Class Actions, and the Derivative Actions (other than the FLORIDA case pending in Idaho), the Corporation and MK Rail accrued a total estimated liability of $29 million at December 31, 1994. However, there can be no assurance that all the parties to these agreements will agree on the terms of the final settlement or that such final settlement will be approved by the appropriate courts.

               The Corporation has been advised that it may become subject to an ongoing investigation by the Central Regional Office of the Securities and Exchange Commission of the issuance by the City and County of Denver of revenue bonds to finance the construction of the new Denver International Airport. A subsidiary of the Corporation is a joint venture partner of The Greiner/MKE Team, which was the program management support consultant in connection with the construction of the new airport.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               FILED IN PART I

               None

               FILED IN PART II

               The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this Quarterly Report.

          (b)  Reports on Form 8-K

               The Registrant filed current reports on Form 8-K to report that
               (i) on April 11, 1995, the Registrant filed Form 12b-25 Notification of Late Filing on March 31, 1995 with respect to its Annual Report on Form 10-K which it expected to file on May 1, 1995 and that the Registrant and certain of its current lenders entered into a new credit agreement under which the lenders would provide secured loans of up to $110 million (ii) on May 1, 1995, the Registrant was not able to file its Annual Report on Form 10-K on May 1, 1995 (iii) on June 6, 1995, the Registrant completed the sale of its 35% ownership interest in MK Gold Company for cash and postponed its annual meeting of stockholders pending filing of its Annual Report on Form 10-K, and (iv) on June 30, 1995, the Registrant's annual meeting of stockholders would be held on Friday, September 8, 1995 in Boise, Idaho.

All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MORRISON KNUDSEN CORPORATION


                              /S/ M.E. Howland
                              -------------------------------------------------
                              Vice President and Controller and Principal
                              Accounting Officer, in his respective capacities as such

Date: August 21, 1995

                          MORRISON KNUDSEN CORPORATION
                                  EXHIBIT INDEX

     EXHIBITS MARKED WITH AN ASTERISK ARE FILED HEREWITH, THE REMAINDER OF THE EXHIBITS HAVE HERETOFORE BEEN FILED WITH THE COMMISSION AND ARE INCORPORATED BY REFERENCE.

EXHIBIT
NUMBER    EXHIBITS
- -------   --------

4.1* Third Amendment to the registrant's Rights Agreement effective as of August 1, 1995 with Norwest Bank Minnesota, N.A., as Successor Rights Agent to Bank of America National Trust and Savings Association.

4.2* The registrant's Override Agreement dated as of July 31, 1995 with Mellon Bank, N.A., as Agent, and other financial institutions named therein.

4.3* The registrant's Amended and Restated Credit Agreement dated as of July 31, 1995 with Mellon Bank, N.A., as Administrative Agent and Co-Agent, and other financial institutions named therein with combined commitments of the banks in the aggregate of $129 million.

4.4* The registrant's Credit Agreement dated as of July 31, 1995 with Mellon Bank, N.A., as Agent and other financial institutions named therein with combined commitments of the banks in the aggregate of $25 million.

4.5* The registrant's Revolving Credit Agreement with Bank of America National Trust and Savings Association, as Agent, and other financial institutions named therein.

4.6* The form of Warrant to purchase 9,415,696 Shares of Common Stock of the registrant by the financial institutions named therein.

4.7* The form of Warrant to Purchase 4,613,695 Shares of Common Stock of the registrant by the financial institutions named therein.

4.8* The form of Warrant to Purchase 830,039 Shares of Common stock of the registrant by Fidelity and Deposit Company of Maryland and certain cosureties and other reinsurers.

4.9* The registrant's Securities Purchase Agreement dated as of July 31, 1995 with Mellon Bank, N.A., as Agent, and other financial institutions named therein.

4.10* The registrant's Securities Purchase Agreement dated as of July 31, 1995 with Fidelity and Deposit Company of Maryland and certain cosureties and other reinsurers.

4.11* The registrant's Registration Rights Agreement dated as of July 31, 1995 with certain financial institutions in connection with Warrants to Purchase 14,029,391 shares of Common Stock of the registrant.

4.12* The registrant's Registration Rights Agreement dated as of July 31, 1995 with Fidelity Deposit Company of Maryland and certain cosureties and other reinsurers in connection with Warrants to Purchase 830,039 shares of Common Stock of the registrant.

4.13* The registrant's Indemnification and Reimbursement Agreement dated as of July 31, 1995 with Fidelity and Deposit Company of Maryland and Colonial American Casualty and Surety Company.

4.14* The registrant's Guaranty dated as of July 31, 1995 with Bank of America National Trust and Savings Association, as agent, and other financial institutions named therein.

4.15 The registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of other long-term debt of the registrant.

10.1* The registrant's Forbearance Agreement dated as of June 30, 1995, with Mellon Bank, N.A., United States National Bank of Oregon and Emkay Development Company, Inc., a wholly owned subsidiary of registrant.

10.2*     The registrant's Key Employee Retention Incentive Plan.

10.3*     The registrant's Retention Severance Pay Plan.

10.4 Form of registrant's Indemnification Agreement (filed as Exhibit B to Proxy Statement dated March 23, 1987, and incorporated herein by reference.) A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.

27.*      Financial Data Schedule.