Form 10-Q/A
period 1995-09-30
MORRISON KNUDSEN CORP
filed 1995-11-20
CIK 763739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                               September 30, 1995

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

At September 30, 1995, 33,046,215 shares of the registrant's common stock were outstanding (excluding 439,543 shares held in treasury).

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

         /X/ Yes      / / No

                          MORRISON KNUDSEN CORPORATION
                       Quarterly Report Form 10-Q for the
                   Nine Month Period Ended September 30, 1995


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                          PAGE
Item 1. Consolidated Financial Statements and Notes Thereto

            Statements of Operations for the Three and Nine Month Periods
            Ended September 30, 1995 and 1994                               I-1

            Balance Sheets at September 30, 1995 and December 31, 1994      I-2

            Statements of Cash Flows for the
            Nine Month Periods Ended September 30, 1995 and 1994            I-4

            Notes to Financial Statements                                   I-5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         I-17


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  II-1

Item 6. Exhibits and Reports on Form 8-K                                   II-3

Signatures                                                                 II-3

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED) (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


                                                                        Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                                    --------------------------       ----------------------------
                                                                      1995            1994 (a)           1995            1994 (a)
Revenue                                                             $ 547,553       $ 590,679        $ 1,482,034     $ 1,535,874
Cost of revenue                                                      (553,719)       (581,465)        (1,467,750)     (1,527,945)
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing operations                     (6,166)          9,214             14,284           7,929
General and administrative expenses                                   (18,601)         (6,520)           (44,385)        (23,494)
Interest expense                                                       (7,725)           (767)           (22,164)         (2,561)
Other income (expense), net                                            (3,995)            309             (2,212)            260
Equity in net income of unconsolidated affiliates                       2,018           2,448              6,928           7,335
Gain (loss) on disposition of investments in affiliates, net              716              --             (7,382)         (8,951)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income
  taxes and minority interests                                        (33,753)          4,684            (54,931)        (19,482)
Income tax (expense) benefit                                           (1,296)         (1,855)            (3,635)          7,835
Minority interests in net (income) loss of subsidiaries                (1,621)            339             (6,676)          1,688
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                              (36,670)          3,168            (65,242)         (9,959)
Discontinued operations:
   Losses from discontinued MK Rail and Transit operations
     (net of tax benefit of $4,535 and $25,493 in 1994 and
     tax expense of $88 and tax benefit of $1,775 in 1995)             (3,028)         (6,369)           (12,663)        (38,485)
   Losses on disposals of discontinued operations                     (64,926)             --            (90,426)             --
   Gain on MK Rail's sale of stock (less applicable
      income taxes of $9,600)                                              --              --                 --          14,429
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                            $(104,624)      $  (3,201)       $  (168,331)   $    (34,015)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Income (loss )per common share:
   Continuing operations                                               $(1.11)          $ .10             $(1.97)         $ (.31)
   Discontinued operations                                              (2.06)           (.20)             (3.13)           (.74)

----------------------------------------------------------------------------------------------------------------------------------
   Net loss                                                            $(3.17)          $(.10)            $(5.10)         $(1.05)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Common shares used to compute loss per common share                33,047,300      32,642,800         32,985,400      32,457,600
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                       $--            $.20                $--            $.60
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

(a) Certain amounts reclassified to conform to 1995 financial statement presentation.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


ASSETS                                                                               1995             1994 (a)
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                        $  63,253           $  65,011
Accounts receivable including retentions of $17,360 and $32,256                    174,976             177,616
Unbilled receivables                                                               109,618             122,922
Refundable federal income taxes, net                                                 8,992              20,002
Investments in and advances to construction joint ventures                             479              12,854
Deferred income taxes                                                               48,061              63,885
Assets of subsidiaries and investment held for sale                                116,624                  --
Net assets of discontinued MK Rail operations                                      116,791             142,424
Other                                                                               16,401              28,822
--------------------------------------------------------------------------------------------------------------
Total current assets                                                               655,195             633,536
--------------------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                                        22,955              25,101
Investments in and advances to unconsolidated affiliates                            46,607              71,382
Goodwill and other intangibles, net                                                  4,148              15,947
Other investments and assets                                                        12,200              39,936
--------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                  85,910             152,366
--------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST
Land and mineral rights                                                             10,507              18,402
Buildings and improvements                                                          64,948              84,754
Machinery and equipment                                                             14,668              21,809
Construction equipment                                                             135,051             187,052
--------------------------------------------------------------------------------------------------------------
Total property and equipment                                                       225,174             312,017
LESS ACCUMULATED DEPRECIATION                                                     (157,944)           (198,788)
--------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                         67,230             113,788
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $ 808,335           $ 899,131
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

(a) Certain amounts reclassified to conform to 1995 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                  1995                1994 (a)
---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term and current portion of long-term debt                                 $ 267,538           $ 192,152
Accounts payable including retentions of $20,895 and $29,348                       142,886             193,015
Accrued salaries, wages and benefits                                                47,004              40,286
Accruals for estimated losses on uncompleted contracts                              21,265              38,110
Other accrued liabilities                                                           67,183              52,183
Billings in excess of costs and earnings on uncompleted contracts                   75,229              98,415
Advances from customers                                                             14,043              23,709
Liabilities of subsidiaries held for sale                                           79,340                  --
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          714,488             637,870
--------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                                               16,818              22,046
Deferred compensation                                                               13,257              18,001
Deferred income                                                                     11,249              11,082
Accrued workers' compensation insurance                                             17,917              11,026
Accrued postretirement benefit obligation                                           28,037              26,710
Debt due after one year                                                                 --               7,873
Net liabilities of discontinued Transit operations                                      --              78,080
Estimated reimbursement obligations of discontinued Transit operations              81,343                  --
Accrued litigation settlement                                                       25,000              25,000
--------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                      193,621             199,818
--------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)
--------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS IN SUBSIDIARIES                                                      --               3,647
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $.10, authorized 10,000,000 shares, none
Common stock, par value $1.67, authorized 100,000,000 shares, issued
   33,485,758 and 33,490,664 shares                                                 55,921              55,818
Capital in excess of par value                                                     270,334             272,594
Accumulated deficit                                                               (416,540)           (248,209)
Treasury stock, 439,543 and 626,434 shares, at cost                                 (7,467)            (11,116)
Unearned compensation - restricted stock awards                                     (1,730)             (2,473)
Cumulative translation adjustments                                                    (649)             (8,239)
Net unrealized holding gain (loss) on securities available for sale                    357                (579)
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                                            (99,774)             57,796
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                          $ 808,335           $ 899,131
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995, AND 1994 (UNAUDITED)
(THOUSANDS OF DOLLARS)


                                                                                                    1995         1994 (a)
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss)                                                                                      $(168,331)     $ (34,015)
Adjustments to reconcile net (loss) to net cash
  provided (used) by operating activities:
   Provisions for estimated losses on disposition of discontinued operations                       90,426             --
   Losses on dispositions of businesses and assets, net                                            10,453             --
   Depreciation and amortization                                                                   17,279         35,870
   Gain on subsidiary sale of stock                                                                    --         (1,255)
   Equity in net income of unconsolidated subsidiaries, net of dividends received                  (6,928)        (6,615)
   Increase in working capital from cancellation
     of accounts receivable sales                                                                 (60,000)            --
   Cash paid to prefund workers' compensation liability                                                --        (44,100)
   Other changes in working capital, net                                                           59,756        (36,109)
   Increase (decrease) in other assets and liabilities, net                                       (56,031)       (58,892)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                 (113,376)      (145,116)
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                                                (9,144)       (25,522)
Property and equipment disposals                                                                    5,993         16,016
Purchase of securities available for sale                                                         (12,603)       (17,845)
Net proceeds from securities available for sale                                                    15,786         49,975
Net proceeds from sales of Corporation's investments in affiliates                                 42,007             --
Net proceeds from sale of MDC's investment in affiliate                                             9,994             --
Investments in and advances to unconsolidated affiliates                                           (2,083)       (10,314)
Other investing activities                                                                         15,164            187
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                                   65,114          12,497
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net borrowing (repayments) under credit agreements and short-term debt
  including $60,000 from cancellation of accounts receivable sales in 1995                         75,532        152,858
Borrowings of long-term debt                                                                           --         10,853
Payments of long-term debt                                                                             --        (16,170)
Net proceeds from stock issued                                                                         --            509
Dividends paid                                                                                     (6,164)       (25,741)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                   69,368        122,309
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                            (2,056)            --
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents of businesses held for sale                                             (20,808)            --
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                   (1,758)       (10,310)
Cash and cash equivalents at beginning of period                                                   65,011         80,108
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $  63,253       $ 69,798
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION FOR CONTINUING AND DISCONTINUED OPERATIONS
Interest paid                                                                                    $ 22,417       $  6,762
Income taxes paid (refunded), net                                                                 (19,129)       (17,541)
Acquisition of business for stock:
  Property and equipment and other assets                                                              --          9,128
  Goodwill and other intangibles                                                                       --         19,215
  Long-term debt                                                                                       --         (4,675)
  Other liabilities assumed                                                                            --         (4,005)

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

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

1. BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

In July 1995, the Corporation committed to dispose of its Transit segment ("Transit") and on October 17, 1995, the Corporation reached an agreement to transfer substantially all of the assets, certain liabilities, operations and management of Transit to American Passenger Rail Car Company, L.L.C. ("Amerail") a newly-formed company wholly-owned by persons not affiliated with the Corporation. In connection with the disposition of Transit, the Corporation agreed to reimburse its bonding company for the bonding company's future losses capped at $31,249 on (i) its payment and performance bonds supporting the existing manufacturing and refurbishing contracts with various transit agencies transferred by the Corporation to Amerail (the "Transit Contracts") and (ii) its guaranty of Amerail's secured financing for performance of certain of such Transit Contracts or its direct financing of Amerail for the performance of the Transit Contracts. The Corporation's estimated liability for such reimbursement obligations to its bonding company at September 30, 1995 was $31,249 and is reflected as a long-term liability in the consolidated balance sheet at September 30, 1995. Also in connection with the disposition of Transit, with respect to the Transit Contract with the Illinois Commuter Rail Division of the Regional Transit Authority d/b/a Metra/Metropolitan Rail transferred by the Corporation to Amerail (the "Metra Contract"), the Corporation agreed to guarantee Amerail's reimbursement and repayment obligations to certain banks which are providing a standby letter of credit and a new revolving credit facility up to an aggregate amount of $141,000 to support Amerail's performance of the Metra Contract (the "Metra Guaranty"). The Corporation's estimated liability for its reimbursement obligations under the Metra Guaranty at September 30, 1995 was $50,094 and is reflected as a long-term liability in the consolidated balance sheet at September 30, 1995.

In March 1995, the Corporation announced its decision to sell its 65% ownership interest in MK Rail Corporation ("MK Rail"). The accompanying consolidated financial statements and financial statement footnotes as of and for the three and nine month periods ended September 30, 1995 and 1994 give effect to the anticipated sale of the Corporation's 65% ownership interest in MK Rail. The assets and liabilities of MK Rail have been segregated on the consolidated balance sheet at September 30, 1995, from their historical classifications consistent with the presentation of the related results of operations of MK Rail as a separate item in the statements of operations.

MK Rail and Transit have been accounted for as discontinued operations at September 30, 1995 and accordingly, their results of operations are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1995. The net assets of MK Rail and the net liabilities of Transit have been reflected separately in the accompanying consolidated balance sheets. Prior period consolidated financial statements have been restated to present MK Rail and Transit as discontinued operations. The comparative consolidated balance sheet and financial statement footnotes included herein as December 31, 1994 amounts have been derived from the audited balance sheet and financial statement footnotes at December 31, 1994. See Note 2. "Changes in Business - Discontinued Transit Operations and Discontinued MK Rail Operations".

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Investments in 20 percent to 50 percent owned companies and joint ventures are accounted for by the equity method. The Corporation's proportionate share of joint venture revenue, cost of revenue and operating income (loss) is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.

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

The unaudited consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and cash flows for the interim period. The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

The Corporation's unaudited consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of asset values and the satisfaction of liabilities in the normal course of business. There are certain conditions that raise substantial doubt about the Corporation's ability to continue as a going concern:

     - The Corporation reported net losses of $168,331 and $349,635 for the nine month period ended September 30, 1995 and year ended December 31, 1994, respectively.

     - Net cash used by the Corporation's operating activities was $113,376 and $227,677 for the nine month period ended September 30, 1995 and year ended December 31, 1994, respectively.

     - At September 30, 1995 the Corporation had a stockholders' deficiency of $99,774 which included an accumulated deficit of $416,540. At December 31, 1994 the Corporation had stockholders' equity of $57,796 which included an accumulated deficit of $248,209.

     - At September 30, 1995 and December 31, 1994 there were working capital deficits of $59,293 and $4,334, respectively.

     - The Corporation expects negative cash flows from operations for the remainder of 1995.

On August 11, 1995, the Corporation, its bank lenders and sureties agreed as of July 31, 1995 to a restructuring of the Corporation's existing indebtedness and the establishment of two new interim credit facilities, to advance funds to Transit prior to its planned divestiture. The restructuring provided for an increase in the amount available under the Corporation's existing bridge loan facility ("bridge loan") from $122,100 to $129,000. On October 17, 1995, the Corporation reached an agreement to dispose of Transit. In connection with the disposition of Transit (i) outstanding borrowings under the two interim credit facilities to fund Transit's operations were paid off on October 17, 1995 and (ii) the Corporation agreed to reduce the borrowing amount under the bridge loan from $129,000 to $100,000. Outstanding borrowings under the bridge loan are due and payable on March 31, 1996. The restructuring agreements require the repayment of $100,000 of the antecedent bank debt (amount outstanding at September 30, 1995 was $213,345.) on September 30, 1996 and the balance payable on December 31, 1996. In addition to these required payments, the restructuring agreements also provide for the Corporation to repay any outstanding borrowings under the antecedent and bridge loans in the amount of, and upon receipt of, any prepayments or repayments received by the Corporation on the $52,200 note receivable from MK Rail, net cash proceeds from the sales of certain businesses and assets currently held for sale, and any tax refunds received. The restructuring agreements provide that the Corporation's ongoing indebtedness to the lender banks and its sureties be secured. In connection with the restructuring agreements the Corporation granted stock purchase warrants to the lender banks and sureties for unissued common stock up to 14,859,430 shares.

The Corporation's capped $31,249 reimbursement arrangement with its bonding company in connection with the disposition of Transit, is governed by a reimbursement agreement (the "Transit Reimbursement Agreement"). The Corporation's obligation to its bonding company under the Transit Reimbursement Agreement is secured by security interests in and mortgages on substantially all of the assets of the Corporation on an equal priority basis with the Corporation's antecedent bank debt. The Corporation's obligations to certain banks under the Metra Guaranty are similarly secured by security interests in and mortgages on substantially all of the assets of the Corporation on an equal priority basis with the Corporation's antecedent bank debt and Transit reimbursement obligations to its bonding company.

Prior to the disposition of Transit, the Corporation had been unable to cause any surety to issue bonds to guarantee the future performance of the Corporation's construction and other projects. In consideration for the Corporation transferring substantially all the assets, certain liabilities, operations and management of Transit to Amerail, the Corporation's surety agreed to issue new bonds assuring the payment or the performance of the Corporation on contracts of a maximum aggregate amount which may from time to time be reduced in accordance with the terms of the New Bonds Agreement dated October 10, 1995. The New Bonds Agreement contains certain financial covenants which, among other things, require the Corporation to maintain, beginning September 30, 1995 and for each calendar quarter end thereafter,

(i) minimum earnings (loss) before taxes, (ii) minimum net income (loss), and
(iii) minimum net worth (deficit). As of September 30, 1995, the Corporation was not in compliance with the minimum net income (loss) and minimum net worth (deficit) provisions of the New Bonds Agreement. Accordingly, the Corporation, as of the date of this Quarterly Report on Form 10-Q, had no bonding capacity. The Corporation is negotiating with its surety to reset the financial covenants. Regardless of the outcome of such discussions, the Corporation will continue to pursue environmental, construction and other projects in partnership arrangements with other contractors to support the Corporation's performance of contracts.

The Corporation can give no assurance that the funds available under the restructuring agreements, together with the anticipated net proceeds from sales of businesses and assets currently held for sale will provide sufficient liquidity until a substantial recapitalization through an equity infusion or new debt is completed. Any such recapitalization would substantially dilute existing stockholders' interests. Unless the Corporation is able to obtain sources of cash to meet its liquidity needs and to fund the mandatory repayment of its bridge loan, antecedent debt, and the estimated reimbursement obligations of the discontinued Transit operations, the Corporation may, among other alternatives, seek protection from its creditors under the United States Bankruptcy Code. The Corporation believes that, in such circumstances, the ability, if any, of its stockholders to recover their investments would be eliminated or significantly impaired and that any such recovery, if available, would be substantially delayed.

The Corporation's ability to continue as a going concern is dependent upon the Corporation successfully completing a recapitalization by obtaining additional debt or equity capital and returning the Corporation to profitable operations. In this connection, the Corporation has adopted operating and management plans to:

     - Sell non-core businesses and receive cash proceeds sufficient to substantially reduce the debt burden. See Note 2. "Changes in Business" and Note 6. "Short-Term Debt - New and Amended Credit Facilities".

     - Successfully resolve the stockholders' litigation. See Note 8. "Commitments and Contingencies - Legal Proceedings" and Item 1. "Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q.

     - Negotiate with the bonding company to reset the financial covenants and issue bonds to guarantee the future performance of the Corporation's contracts.

     - Continue to obtain new, profitable contracts and to generate positive cash flows from continuing operations in 1996 and beyond.


The Corporation believes that if it is able to successfully complete its operating and recapitalization plans, if it continues to receive the cooperation of its bank and bonding company, and if it can obtain sufficient additional debt or equity financing, it will be able to continue its operations and ultimately to repay or refinance its existing indebtedness. However, the results of these actions cannot be predicted and no assurance can be given that the foregoing operating and restructuring plans will be successful or that necessary sources of capital will be available when required. Any such recapitalization, if successful, will substantially dilute existing stockholders' interests.

2. CHANGES IN BUSINESS

DISCONTINUED TRANSIT OPERATIONS: In July 1995, the Corporation committed to dispose of Transit and on October 17, 1995, the Corporation reached an agreement to transfer substantially all of the assets, certain liabilities, operations and management of Transit to Amerail. Amerail has managerial authority over its operations including the completion of the Transit Contracts transferred to Amerail. The Corporation remains liable for certain net cash losses resulting from Amerail's performance of such contracts by virtue of the Transit Reimbursement Agreement with its bonding company and the Metra Guaranty with certain banks. The Corporation has estimated its total reimbursement obligations for such net cash losses of the Transit Contracts transferred to Amerail to be $81,343 and recognized an additional $49,693 estimated provision for its reimbursement obligations at September 30, 1995. The reimbursement obligations have been reflected as a long-term liability on the consolidated balance sheet at September 30, 1995. The $49,693 additional provision includes anticipated costs for interest on the outstanding borrowings under the credit facilities extended to Amerail for completion of Transit Contracts, additional general and administrative expenses and unabsorbed manufacturing overhead due to the anticipated absence of new work during the period of Amerail's performance of the Transit Contracts which is in addition to accumulated net contract losses which have been previously recorded. The Corporation has accounted for the disposition of Transit as a discontinued operation, and the prior periods consolidated financial statements have been restated to present Transit as a discontinued operation. The Corporation has recognized its reimbursement obligations through the estimated final completion of the Transit Contracts transferred to Amerail based upon the best information available in the circumstances. However, there can be no assurance that the net cash losses ultimately realized at completion of the Transit Contracts transferred to Amerail will not exceed the Corporation's estimated reimbursement obligations at September 30, 1995. The Corporation cannot exercise any control over the management of Amerail and the execution of the Transit Contracts.

The Corporation's repayment obligations under the Transit Reimbursement Agreements are governed by a Distribution

Agreement among the Corporation, the bonding company and the agent for the antecedent bank debt (the "Distribution Agreement"). Under the Distribution Agreement, the amount owing to the bonding company under the Transit Reimbursement Agreement is fixed, subject to the $31,249 cap, and becomes payable approximately 90 days after the date the last rail car manufactured under the Transit Contracts is accepted by a transit agency. Prior to this date, however, the Distribution Agreement requires certain amounts to be placed in escrow for the benefit of the bonding company to cover such future payment of the ultimate amount owing under the Transit Reimbursement Agreement. These escrow requirements are tied to when (i) dispositions of assets are made requiring payments to be made on account of antecedent bank debt and (ii) payments are made on account of antecedent bank debt. The amounts required to be escrowed for the benefit of the bonding company at such times are determined by formulas under the Distribution Agreement. These formulas generally require that the amounts to be placed in escrow provide the bonding company with its pro rata distribution of amounts paid on the antecedent bank debt obtained by multiplying the existing capped exposure of the bonding company by the amount to be paid on the antecedent bank debt divided by the outstanding antecedent bank debt. Under the Distribution Agreement, the Corporation will be required to place in escrow on September 30, 1996 an amount determined by the formulas if the Corporation makes the scheduled $100,000 payment due on such date on account of its antecedent bank debt.

The Corporation's repayment obligations under the Metra Guaranty are subject to the terms and conditions of the Amended and Restated Override Agreement dated as of October 10, 1995 ("Override Agreement") governing the repayment of the remainder of the Corporation's antecedent bank debt. Optional and mandatory payments under the Override Agreement, in addition to repaying funded antecedent bank debt are escrowed on account of the contingent Metra Guaranty repayment obligation and other contingent antecedent bank debt obligations until, among other things, such amounts become fixed and liquidated. The amounts owing under the Metra Guaranty are estimated to become fixed and liquidated sometime after the delivery of the final transit car to the Metra agency which is estimated to be December 1997.

DISCONTINUED MK RAIL OPERATIONS: In March 1995, the Corporation adopted a plan to sell its 65% ownership interest in MK Rail Corporation and in the quarter ended March 31, 1995 recognized a $25,500 estimated provision to write-down the carrying value of its MK Rail investment. At September 30, 1995, the Corporation recognized an additional $8,553 provision to write-down the carrying value of its investment in MK Rail to its estimated recovery value (bringing the total provision to $34,053), based upon the best information available in the circumstances. However, there can be no assurance that the net proceeds realized by the Corporation from the sale of its ownership interest in and accounts receivable from MK Rail will not be less than the estimated fair value assumed at September 30, 1995. Accordingly, the Corporation has accounted for the planned divestiture of MK Rail as a discontinued operation, and the consolidated financial statements have been reclassified to report the net assets and the results of operations of MK Rail separately. Prior periods consolidated financial statements have been restated to present MK Rail as a discontinued operation.

Summary results of operations of MK Rail for the nine months ended September 30, 1995 and 1994 follows:


Results of Operations
For the Nine Months in the Periods Ended September 30,                     1995           1994
-----------------------------------------------------------------------------------------------

Revenue                                                                 $196,262       $259,706
Operating income (loss)                                                   (4,321)         9,360
Net income (loss)                                                        (12,260)         3,137
-----------------------------------------------------------------------------------------------
Corporation's share of net income (loss)                                $ (7,969)      $  2,039
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


(1) Included in the net loss for the nine months ended September 30, 1995 is an aggregate after-tax loss of $7,285 in connection with MK Rail's wholly-owned subsidiary Morrison Knudsen Corporation of Australia, Ltd. ("MKA"). MK Rail recognized a $4,485 operating loss from MKA's operations and a $2,800 loss on sale of its ownership interest in MKA to the Corporation. See Note 5. "Investments in and Advances to Unconsolidated Affiliates."

The assets and liabilities of MK Rail adjusted to give effect to the estimated fair value of the Corporation's ownership interest therein, have been segregated on the consolidated balance sheets at September 30, 1995 and December 31, 1994. Such amounts are summarized as follows:


                                                                        September 30, 1995     December 31, 1994
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                     $ 1,122              $ 12,459
Accounts receivable                                                            33,937                34,675
Unbilled receivables                                                            2,601                11,393
Inventories                                                                   114,908               116,526
Other current assets                                                            6,576                 8,119
Property and equipment, net                                                    78,876                71,426
Deferred income taxes                                                           9,815                19,171
Goodwill and other intangibles, net                                            29,775                29,511
Prepaid lease cost                                                              9,166                 8,017
Short-term and current portion of long-term debt                                 (365)               (2,776)
Accounts payable                                                              (19,233)              (31,133)
Accrued expenses and other accrued liabilities                                (24,126)              (35,560)
Customer advances                                                                  --                (6,196)
Debt due after one year                                                       (61,883)              (38,091)
Other non-current liabilities                                                  (9,085)              (13,450)
Minority interests                                                            (44,375)              (41,667)
Cumulative translation losses                                                   5,725                    --
Excess of investment in MK Rail over proportionate share of net assets         17,410                    --
Accrual for estimated loss on sale                                            (34,053)                   --
----------------------------------------------------------------------------------------------------------------
Net assets of discontinued operations                                        $116,791              $142,424
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

MK RAIL INTERCOMPANY AGREEMENTS: On June 15, 1995, the Corporation entered into an agreement with MK Rail regarding the amount of intercompany indebtedness owed by MK Rail to the Corporation and certain other matters. The agreement resulted in the Corporation reducing its receivable from MK Rail through a capital contribution of $29,500. The remaining balance of $52,200 was converted into a note, with interest at the prime rate, due in 2000 with earlier repayments under certain default and change-of-interest conditions. The outstanding balance of the intercompany debt is due and payable in full upon the acquisition of all of the common stock or substantially all of the assets of MK Rail by a third party. The estimated loss on sale of MK Rail recognized in the consolidated statements of operations includes the effect of this additional capital contribution to MK Rail.

ASSETS OF SUBSIDIARIES AND INVESTMENT HELD FOR SALE: The assets and liabilities of the Corporation's subsidiaries - McConnell Dowell Corporation, Ltd. ("MDC"), and Morrison Knudsen Corporation of Australia, Ltd. and the Corporation's investment in AmerBank, have been segregated on the balance sheet at September 30, 1995 from their historical classifications to separately identify them as held for sale. Such amounts are summarized as follows:


Assets and liabilities of subsidiaries and investment held for sale                       September 30, 1995
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                       $ 20,808
Accounts receivable                                                                               36,798
Unbilled receivables                                                                              15,615
Investments in and advances to construction joint ventures                                         6,207
Investments in and advances to unconsolidated affiliates                                           6,714
Property and equipment, net                                                                       16,614
Other assets                                                                                      13,868
------------------------------------------------------------------------------------------------------------
Total assets                                                                                    $116,624
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Short-term and current portion of long-term debt                                                 $ 7,727
Accounts payable and accrued expenses                                                             46,069
Other accrued liabilities                                                                          3,505
Billings in excess of costs and earnings on uncompleted contracts                                  9,489
Deferred income taxes                                                                                821
Other long-term liabilities                                                                          643
Minority interests in subsidiaries                                                                11,086

------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                $79,340
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION OF AUSTRALIA, LTD.: Effective July 1, 1995, the Corporation acquired MK Rail's ownership interest in Morrison Knudsen Corporation of Australia, Ltd. ("MKA") for $3,000 in preferred stock of MKA. The Corporation is committed to financially support the operations of MKA until the Corporation can dispose of its ownership interest in MKA which is expected to be about mid-1996. The Corporation has engaged the services of an investment banking firm, the purpose of which is to seek potential buyers for the assets and business of MKA. The Corporation does not anticipate a material gain or loss on the disposition of MKA.

3. DISPOSITION OF INVESTMENTS IN AFFILIATES

Dispositions in 1995

SALE OF MK INVESTMENTS, INC. (NORTH PACIFIC CONSTRUCTION OPERATIONS)("MKI"): On September 22, 1995, the Corporation completed the sale of certain MKI net assets and operations for cash. In the first six months of 1995, the Corporation recognized a provision of $8,836 to write-down the carrying value of its investment in MKI to its estimated fair value based on preliminary negotiations with the buyer. Pre-closing negotiations between the Corporation and the buyer resulted in the retention by the Corporation of certain MKI net assets and operations, resulting in a $716 reduction of the previously accrued $8,836 write-down or a net realized loss on disposal of $8,120.

SALE OF WESTERN AIRCRAFT, INC. ("WESTERN"): On July 21, 1995, the Corporation sold its ownership interest in Western for $4,900 cash which approximated the Corporation's carrying value of its investment in Western.

SALE OF INVESTMENT IN MK GOLD COMPANY ("MK GOLD"): On June 6, 1995 the Corporation sold its 46.4% ownership interest in MK Gold to Leucadia National Corporation ("Leucadia") for $22,500 cash. As a condition to the purchase of the shares, Leucadia acquired MK Gold's $20,000 bank credit facility and released the Corporation from its guarantee obligations under the facility. The Corporation recognized a loss on disposal of $9,256.

SALE OF INVESTMENT IN BENJAMIN DEVELOPMENTS, LTD. In March 1995, the Corporation's 63% owned subsidiary McConnell Dowell Corporation, Ltd. sold its ownership interest in Benjamin Developments, Ltd. for cash and recognized a gain of $9,994.

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

4. CONSTRUCTION JOINT VENTURES

The Corporation has from time to time entered into a number of partnership arrangements with other contractors commonly referred to as "joint ventures". Construction joint ventures frequently have a short life span, since they are designed and created for the sole purpose of bidding on, negotiating for, and completing one specific project and are liquidated when the projects are completed. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability of the following summary financial information between periods may not be meaningful. The following table presents summarized financial information of the construction joint ventures on a combined 100 percent basis at September 30, 1995 and December 31, 1994 and for the nine months in the periods ended September 30, 1995 and 1994.


Financial Position at                                                      September 30, 1995    December 31, 1994
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                        $ 142,665           $ 124,627
Other current assets                                                                69,725             143,521
Non-current assets                                                                   6,334              19,365
Property and equipment, net                                                         27,178              32,299
Advances from customers                                                            (98,302)            (88,214)
Other current liabilities                                                         (132,798)           (213,295)
------------------------------------------------------------------------------------------------------------------
Net assets                                                                       $  14,802           $  18,303
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Corporation's investment in and advances to construction joint ventures               $479             $12,854
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Results of Operations
For the Nine Month Periods Ended September 30,                                        1995                1994
------------------------------------------------------------------------------------------------------------------
Combined Joint Ventures, Net:
Revenue                                                                          $ 667,448           $ 917,722
Cost of revenue                                                                   (684,121)           (906,659)
------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                          $ (16,673)          $  11,063
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Corporation's share, net:
Revenue                                                                          $ 212,243           $ 260,071
Cost of revenue                                                                   (217,514)           (259,347)
------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                          $  (5,271)          $     724
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

The following table presents summarized financial information of the unconsolidated affiliates accounted for by the equity method on a combined 100 percent basis at September 30, 1995 and December 31, 1994 and for the nine months in the periods ended September 30, 1995 and 1994. Amounts for all periods presented include the accounts of the following individually significant investees (the Corporation's ownership interests therein are shown parenthetically): MK Gold Company (46.4%); Strait Crossing Development, Inc. (36%); AmerBank (29.5%); Westmoreland Resources, Inc. (24%); and Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG mbH") (33%). Except as noted in (a) below.


Financial Position at                                                     September 30, 1995 (a)     December 31, 1994
----------------------------------------------------------------------------------------------------------------------
Current assets                                                                   $ 304,341                $ 446,260
Non-current assets                                                                 657,080                  494,560
Current liabilities                                                               (182,578)                (241,174)
Long-term debt                                                                     (84,806)                 (75,455)
Other non-current liabilities                                                     (468,912)                (440,987)
----------------------------------------------------------------------------------------------------------------------
Net assets                                                                       $ 225,125                $ 183,204
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Corporation's investments in and advances to unconsolidated affiliates           $  46,607                $  71,382
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Results of Operations
For the Nine Month Periods Ended September 30,                                     1995 (a)                    1994
----------------------------------------------------------------------------------------------------------------------
Revenue                                                                           $387,528                 $436,651
Operating income                                                                    36,798                   29,068
Net income                                                                          27,766                   27,255
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Corporation's equity in net income of unconsolidated affiliates                   $  6,928                 $  7,335
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

(a) The assets and liabilities of MK Gold Company and AmerBank are not included in the summarized financial position of the unconsolidated affiliates at September 30, 1995. On June 6, 1995 the Corporation sold its ownership interest in MK Gold and in connection with its decision to dispose of its ownership interest in AmerBank, the Corporation has included the carrying amount of its investment in AmerBank in "Assets of subsidiaries and investment held for sale" in the balance sheet at September 30, 1995. The results of operations of AmerBank for the nine months in the periods ended September 30, 1995 and 1994 are included in the summarized results of operations.

The Corporation received cash dividends of $720 and nil in the nine month periods ended September 30, 1994 and 1995, respectively.

6. SHORT-TERM DEBT

Short-term debt at September 30, 1995 and December 31, 1994 consisted of the following:


                                                                       September 30, 1995       December 31, 1994
-----------------------------------------------------------------------------------------------------------------
Antecedent bank debt, interest rates of
  8.75% at September 30, 1995, 6.5% at December 31, 1994                    $213,345                $139,000
Bridge loan, interest rates of
  11.75% at September 30, 1995, 6.7% at December 31, 1994                     54,193                  12,100
Unsecured borrowings, principally of foreign subsidiaries,
  interest rates of 6.4% to 10.5%                                                 --                  21,287
Commercial paper, interest rate of 6.1%                                           --                  19,765
-----------------------------------------------------------------------------------------------------------------
Total short-term debt                                                       $267,538                $192,152
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

The weighted average interest rates on short-term borrowings outstanding of $267,538 at September 30, 1995 and $192,152 at December 31, 1994 were 9.4% and
6.6%, respectively.

CREDIT FACILITY: On April 11, 1995, the Corporation and certain lender banks entered into a Credit Facility under which the lender banks provided a bridge loan of $110,000. The Credit Facility included establishment of $50,000 in new borrowing capacity and absorption of a then existing $60,000 accounts receivable purchase agreement. The Credit Facility also waived until May 31, 1995, non-compliance with various financial covenants under the antecedent bank debt agreement.

On April 25, 1995 the Credit Facility was amended to include an additional accounts receivable facility of $12,100. The $122,100 outstanding under the Credit Facility was due and payable on May 31, 1995.

Effective June 1, 1995, the Credit Facility was amended to (i) extend the bridge loan termination date and the waivers from May 31, 1995 to July 31, 1995 and
(ii) require the Corporation to repay $31,200 of the bridge loan by July 31, 1995. The Corporation repaid $31,200 prior to June 30, 1995. The Credit Facility specified certain events of default. These events of default arise upon the occurrence of, among other things, (i) the Corporation's failure to pay amounts owing under the bridge loan (ii) breaches of covenants, representations and warranties and (iii) other events that customarily constitute events of default under loan agreements similar to the bridge loan.

NEW AND AMENDED CREDIT FACILITIES: On August 11, 1995, the Corporation, its bank lenders and sureties agreed as of July 31, 1995 to a restructuring of the Corporation's existing indebtedness and provided for an increase in the amount of the bridge loan from $122,100 to $129,000. In addition, the restructuring in contemplation of the planned divestiture of Transit, provided for the establishment of interim credit facilities, expiring September 1, 1995, to advance funds to Transit of up to approximately $50,000 with interest at the prime rate to finance its operations in connection with the Transit Contracts.

On October 17, 1995, the Corporation reached an agreement to dispose of Transit. In connection with the disposition of Transit (i) outstanding borrowings under the two interim credit facilities to fund Transit's operations were paid off on October 17, 1995 and (ii) the Corporation agreed to reduce the maximum borrowing amount under the bridge loan from $129,000 to $100,000. Outstanding borrowings under the bridge loan are due and payable on March 31, 1996 and bear interest at a rate equal to the prime rate plus three percent (11.75% at September 30, 1995). Interest is payable on the last day of each calendar month and on March 31, 1996. As of November 14, 1995 the Corporation had outstanding borrowings under the antecedent bank and bridge loans of $279,645 and unused borrowing capacity for working capital requirements under the bridge loan of $33,700.

Under the restructuring agreements, the antecedent bank debt was secured by security interests and mortgages on substantially all of the assets of the Corporation and certain of its subsidiaries. The restructuring agreements permit the deferral of principal payments on the antecedent bank debt from July 1, 1995 until December 31, 1996, except, the Corporation is required to repay $100,000 on September 30, 1996 plus interest and periodic bank fees accrued to that date. Outstanding borrowings under the antecedent bank debt bear interest at the prime rate (8.75% at September 30, 1995). Interest accrued on outstanding borrowings after July 1, 1995, may be deferred and paid in six equal monthly installments, together with accrued interest thereon at the prime rate on the unpaid interest, commencing April 30, 1996 unless repaid with optional principal prepayments. The Corporation had deferred $4,759 of accrued interest payable in the balance sheet at September 30, 1995.

In addition to the required repayment of the outstanding borrowings under the bridge loan at March 31, 1996 and $100,000 repayment under the antecedent bank debt at September 30, 1996, the restructuring agreements also provide for (i) optional prepayments and (ii) mandatory prepayments. The Corporation may, at its option, prepay at any time all or part of the amount outstanding under the antecedent bank debt and bridge loan. The Corporation must prepay any prepayments or repayments received by the Corporation on the $52,200 note receivable from MK Rail, net cash proceeds from the sales of certain businesses and assets currently held for sale, and any tax refunds received.

As of July 31, 1995, the Corporation, in connection with the restructuring, granted to the bank lenders two stock purchase warrants to acquire a total of 14,029,391 shares of unissued common stock at an exercise price of $6.75 per share. The warrants may be exercised for all or any part thereof at December 31, 1996, or earlier upon a payment default on the antecedent bank debt, but not later than July 31, 2000. The Corporation's obligation for the warrant covering 9,415,696 shares can be (i) eliminated if the Corporation repays the outstanding balance of the antecedent bank debt by June 30, 1996 or (ii) reduced by 50% if repaid during the period from July 1, 1996 through September 30, 1996. The Corporation's obligation for the warrant covering 4,613,695 shares can be (i) eliminated if the Corporation repays the outstanding balance of its reimbursement obligation in connection with the Metra contract by June 30, 1996 or (ii) reduced by 50% if repaid during the period from July 1, 1996 through December 31, 1996 or (iii) reduced by 25% if repaid during the period from January 1, 1997 through June 30, 1997.

The Corporation's sureties were also granted a stock purchase warrant to acquire a total of 830,039 shares of unissued common stock at an exercise price of $6.75 per share. The sureties warrant may be exercised for all or any part thereof at December 31, 1996, or earlier upon a payment default with respect to the Corporation's $31,249 maximum reimbursement obligation to its sureties, but not later than July 31, 2000. The Corporation's obligation for the sureties warrant can be (i) eliminated if the Corporation satisfies its $31,249 maximum reimbursement obligation by June 30, 1996 or (ii) reduced by 50% if satisfied during the period from July 1, 1996 through September 30, 1996.

7. OTHER INCOME (EXPENSE), NET

Other income (expense) items for the three and nine months in the periods ended September 30, 1995 and 1994 are as follows:


                                                                            Three Months Ended            Nine Months Ended
                                                                              September 30,                 September 30,
                                                                           1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------------------------------
Interest, dividends and net gains and losses on sales of
  marketable securities                                                  $ 1,845        $ 1,012        $ 7,901        $ 4,256
Net losses on disposals and write-downs
  of assets held for sale, net                                                --         (1,077)        (3,209)        (5,179)
Write-off investment and notes receivable                                 (4,440)            --         (4,440)            --
Gain on MK Gold's sale of stock                                               --             --             --          1,255
Miscellaneous income (expense), net                                       (1,440)           374         (2,504)           (72)
------------------------------------------------------------------------------------------------------------------------------
Other income (expense), net                                              $(3,995)       $   309        $(2,212)       $   260
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS: The Corporation and several of its current and former officers and the Corporation's auditors were named as defendants in lawsuits asserted by certain stockholders who claim to represent a class of stockholders that purchased shares of the Corporation's common stock between October 15, 1993 and March 20, 1995 (the "MK Securities Class Actions"). These class action complaints, which were first filed on July 28, 1994, purport to present claims under federal and state securities and other laws and seek equitable relief and unspecified damages for losses resulting from alleged improper disclosures during the class periods. The Corporation, MK Rail, several of MK Rail's officers and directors, and the managing underwriters of MK Rail's initial public offering were named as defendants in lawsuits asserted by stockholders who claim to represent a class of stockholders that purchased shares of MK Rail's common stock between April 26, 1994 and September 29, 1994 (the "MK Rail Securities Class Actions"). The complaints, which were first filed on October 20, 1994, purport to present claims under the federal securities laws and seek equitable relief and unspecified damages for losses resulting from, among other things, alleged improper disclosures during the class period. Certain of the Corporation's current and former directors and officers have been named as defendants in thirteen derivative actions which have been filed in state courts in Idaho and Delaware between February 13 and June 2, 1995. The Corporation is a nom-inal defendant in each of these actions. Plaintiffs assert that the defendants authorized or acquiesced in wrongful conduct on the part of the Corporation's former chairman and failed to properly supervise his activities, and also allege waste of corporate assets through payment of excessive compensation.

Agreements have been reached to settle the securities class actions and derivative actions subject, among other things, to approval by the appropriate courts. The $69,000 settlement will include payment of cash and the issuance of stock. The $40,000 cash settlement will be paid by the Corporation's and MK Rail's insurers. The settlement terms require the Corporation to issue 2,976,923 shares of its Common Stock in settlement of the MK Securities Class Actions and require the Corporation to issue 869,231 shares of its Common Stock and require MK Rail to issue 413,793 shares of its Common Stock and 10,000 shares of a new class of Preferred Stock in settlement of the MK Rail Securities Class Actions. The shares to be issued by the Corporation and MK Rail have been valued at $25,000 and $4,000, respectively, based upon predetermined stock prices. Effective December 1994, the Corporation recognized an aggregate pretax charge of $25,000 for the estimated costs of the settlement. The estimated liability for the $25,000 settlements is included in the balance sheets at December 31, 1994 and September 30, 1995 as a non-current liability. Assuming court approval and issuance of the stock, the $25,000 will be reflected in stockholders' equity. However, there can be no assurance that such final settlement will be approved by the appropriate courts.

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

LETTERS OF CREDIT: The Corporation was contingently liable, in the normal course of business, for $272,400 in standby and financial letters of credit not reflected in the consolidated financial statements at September 30, 1995 for contract performance guarantees comprised of $91,300 in connection with the continuing Engineering and Construction operations, $144,000 in connection with the discontinued operations of MK Rail and Transit, and $37,100 in connection with the Corporation's 63% owned subsidiary McConnell Dowell.

DISCONTINUED SHIPBUILDING OPERATIONS: In April 1989, the Corporation sold its interest in National Steel and Shipbuilding Company ("NASSCO") and in June 1994, the Corporation renegotiated and amended the April 1989 sale agreement with NASSCO. Under the terms of the amended sale agreement the Corporation committed to provide NASSCO a $21,000 credit facility. In the third quarter of 1995, NASSCO successfully negotiated a stand-alone bank credit facility without the Corporation's guarantee. The Corporation's commitment to provide NASSCO a $21,000 credit facility will continue for a period of three years after delivery to and acceptance by the U.S. Navy of the last ship in a multiple-ship contract expected to occur about February 1996, at which time the balance of the $21,000 credit facility will be reduced by $1,750 each successive quarter during the three year period.

The Corporation has also guaranteed $21,000 of NASSCO's port facility bonds until not later than December 1, 2002, and guaranteed $1,793 of NASSCO's federal workers' compensation bonds. NASSCO's floating dry dock is pledged as collateral for the $21,000 port facility bonds.

DISCONTINUED REAL ESTATE OPERATIONS: At September 30, 1995, the Corporation was liable for $29,280 of secured bank loans in connection with commercial real estate operations of its Emkay Development Company, Inc., subsidiary ("Emkay"), discontinued in 1987.


Financial Position at                                                                 September 30, 1995         December 31, 1994
----------------------------------------------------------------------------------------------------------------------------------
Notes receivable                                                                            $ 16,360                  $ 23,551
Real estate held for sale, including $4,106 real estate repossessed in 1995                    7,532                     5,920
Other assets and liabilities, net                                                              2,115                     4,806
Secured bank loans, 8.75% at September 30, 1995 and
  6.4% and 6.9% at December 31, 1994                                                         (29,280)                  (31,078)
----------------------------------------------------------------------------------------------------------------------------------
Net assets (deficit)                                                                        $ (3,273)                 $  3,199
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


On March 31, 1995, Emkay failed to make a scheduled payment under one of two existing then unsecured bank loan agreements. The Corporation and the banks subsequently reached a Forbearance Agreement which, among other things, provided for the waiving of existing defaults resulting from the nonpayment and granted the banks security interests and mortgages in all of Emkay's real estate and other assets, and the repayment of the outstanding secured loan balances by June 30, 1996. Interest on the outstanding secured bank loans, equal to the prime rate, is payable on the last day of each month.

Subsequent to September 30, 1995, the maker of a $16,360 secured promissory note payable to the Corporation defaulted on the note. The note is secured by deeds of trust on certain real estate assets. The Corporation and the maker are currently negotiating settlement terms which contemplate the maker purchasing for cash a number of the real estate assets collateralizing the note and transferring title to the remaining real estate assets to the Corporation. The Corporation estimates that the net cash proceeds from the eventual sale of the real estate assets securing the bank loans will be sufficient to liquidate such bank loans by June 30, 1996. However, no assurance can be given as to the amount or timing of the net cash proceeds from such sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1994

The Corporation, after giving effect to the disposition of its MK Rail segment in March 1995 and the disposition of its Transit segment in July 1995, operates in one industry segment, Engineering and Construction. See Note 2. "Changes in Business."

REVENUE: Revenue for the third quarter of 1995 was $547.6 million, a decrease of $43.1 million compared to $590.7 million for the same period of 1994. The decline was principally due to the execution and completion of a number of major contracts for petrochemical and industrial manufacturing customers, as well as execution and completion of a number of contracts for public work and light trackwork projects in the corresponding period of 1994, contrasted with decreases in similar new contract awards in 1995.

OPERATING INCOME (LOSS): The Corporation reported an operating loss for the third quarter of 1995 of $6.2 million compared to $9.2 million operating income for the same period of 1994. Results of operations for the third quarter of 1995 were affected by the recognition of certain unusual items which adversely impact operating income by $19.2 million, consisting of (i) aggregate provisions of $25.3 million for anticipated losses on a number of long-term construction projects including $16.8 million in connection with the contract to construct a toll bridge principally due to unanticipated labor cost overruns during the first season of construction, $4.5 million for the Taipei fixed-price subway project for unanticipated repair costs on the tunnel boring machines and $4.0 million on other fixed-price contracts, partially offset by (ii) the receipt of $6.1 million from the settlement of a claim on a light trackwork contract completed in a prior period.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the third quarter of 1995 increased $12.1 million from $6.5 million in the same period of 1994. The increase is due to approximately $7.7 million of non-recurring expenses for legal and other professional fees associated with litigation and financial restructuring. In addition, the Corporation accrued a pro-rata share of $3.0 million in the third quarter of 1995 for additional compensation in connection with the adoption in July 1995 of a key employee retention and severance program. The aggregate amount of the program awards is estimated to be approximately $12.0 million.

INTEREST EXPENSE: Interest expense for the third quarter of 1995 increased $7.0 million from $.8 million in the same period of 1994. The significant increase in interest expense in 1995 is attributed to a substantially higher level of short-term debt outstanding during the third quarter of 1995 compared to the comparable period of 1994 and a weighted average cost of borrowing during the third quarter of 1995 of 9.4% compared to 4.9% during the comparable period of 1994.

OTHER INCOME (EXPENSE), NET: Other net expense of $4.0 million, for the third quarter of 1995 is comprised principally of $4.4 million to write-off an investment and notes receivable and $1.0 million to recognize losses for future rent costs on long-term non-cancellable real estate leases to the extent they will not be offset by sub-lease rental income. The net expenses were partially offset by investment gains of $1.8 million. See Note 7. "Other Income (Expense), Net".

INCOME TAX EXPENSES: The Corporation recognized tax expense for the third quarter of 1995 of $1.3 million consisting only of estimated foreign and state income taxes relating to certain jurisdictions in which the Corporation had net taxable income. The Corporation did not provide any tax benefit in 1995 because management could not predict with reasonable certainty the amount of such benefit which would be realized from future taxable income. Income tax expense provided in the third quarter of 1994 was based on an annual effective tax rate of 40.0%.

DISCONTINUED OPERATIONS: In connection with the disposition of its discontinued Transit operations, the Corporation recorded a loss on disposal of $56.3 million, without providing any future tax benefit. The loss includes
(i) a $49.7 million estimated provision for its reimbursement obligations for the net cash losses resulting from Amerail's performance of certain Transit car contracts transferred to Amerail, and (ii) a $6.6 million accrual for transaction costs and employee severance and benefit costs. See Note 2. "Changes in Business -Discontinued Transit Operations".

In addition, the Corporation, in connection with its decision in March 1995 to sell MK Rail, recorded an additional loss of $11.6 million, without any future tax benefit. The loss includes (i) an $8.6 million write-down of the carrying value of the Corporation's investment in MK Rail to estimated net realizable value based on new information available in the circumstances and (ii) an estimated additional $3.0 million loss for the Corporation's share of MK Rail's estimated net operating loss until the expected time of disposal. See Note 2. "Changes in Business - Discontinued MK Rail Operations".

RESULTS OF OPERATIONS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1994

REVENUE: Revenue for the first nine months of 1995 was $1,482.0 million a decrease of $53.9 million compared to $1,535.9 million for the same period of 1994, the decline was principally due to the execution and completion of a number of major contracts for petrochemical and industrial manufacturing customers, as well as execution and completion of a number of contracts for public work and light trackwork projects in the corresponding period of 1994, contrasted with decreases in similar new contract awards in 1995.

OPERATING INCOME (LOSS): The Corporation reported operating income for the first nine months of 1995 of $14.3 million compared to $7.9 million operating income for the same period of 1994. The results of operations for the first nine months of 1995 were affected by the recognition of a net charge to operations of $8.6 million consisting of (i) $25.3 million charge for anticipated losses on a number of fixed-price construction contracts and a $2.2 million provision for anticipated costs of settling a long-term non-cancellable lease obligation partially offset by (ii) $18.9 million proceeds from the settlements of claims on contracts completed in prior periods.

The results of operations for the first nine months of 1994 were affected by the recognition of a net charge to operations of $16.2 million consisting of an aggregate $17.6 million write-down of investments in two environmental businesses and fixed assets and to provide for an anticipated loss on a long-term project which was partially offset by the recognition of $1.4 million proceeds from settlement of a claim on a contract completed in a prior period.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expense for the first nine months of 1995 increased $20.9 million from $23.5 million in the same period of 1994. The increase is due to substantial non-recurring expenses for legal and other professional fees associated with pending litigation and financial restructuring. In addition, the Corporation accrued a pro-rata share of $3.0 million in the third quarter of 1995 for additional compensation in connection with the adoption in July 1995 of a key employee retention and severance program. The aggregate amount of the program awards is estimated to be approximately $12.0 million.

INTEREST EXPENSE: Interest expense for the first nine months of 1995 increased $19.6 million from $2.6 million in the same period of 1994. The significant increase in interest expense in 1995 is attributed to a substantially higher level of short-term debt outstanding during the first nine months of 1995 compared to the comparable period of 1994 and a weighted average cost of borrowing during the first nine months of 1995 of 9.5% compared to 4.6% during the comparable period of 1994.

OTHER INCOME (EXPENSE), NET: Other net expense of $2.2 million, for the first nine months of 1995 is comprised principally of a $3.2 million write-down of the carrying value of the Morrison Knudsen Depot held for sale, $4.4 million to write-off an investment and notes receivable, $1.0 million to recognize losses on future rent costs on long-term non-cancellable real estate leases to the extent they will not be offset by sub-lease rental income and $1.0 million for the periodic amortization of residual goodwill stemming from the Corporation's acquisition of MDC. The net expenses were partially offset by investment gains of $7.9 million. See Note 7. "Other Income (Expense), Net".

Other net expense of $.3 million, for the first nine months of 1994 is comprised principally of losses on disposals of assets, write-downs of certain assets held overseas, and a loan-guarantee loss, offset by investment gains and gain on MK Gold's sale of stock. See Note 7. "Other Income (Expense), Net".

DISPOSITION OF INVESTMENTS IN AFFILIATES: The $7.4 million net loss on disposition of investments in affiliates for the first nine months of 1995 consisted of a gain of $10.0 million in connection with the sale of a McConnell Dowell subsidiary, offset by a loss of $9.3 million in connection with the Corporation's sale in June 1995 of its remaining ownership interest in MK Gold Company and a realized loss of $8.1 million in connection with the disposition of its investment in MK Investments, Inc. (North Pacific construction operations). See Note 3. "Disposition of Investments in Affiliates".

The $8.9 million net loss on disposition of investments in affiliates for the first nine months of 1994 resulted from a $4.9 million gain on the Corporation's sale of a portion of its ownership interest in Strait Crossing Development, Inc. offset by a $13.8 million loss from writing off the Corporation's investment in Texas TGV after Texas TGV's failure to provide equity financing for a high speed rail system project as required under the franchise agreement. See Note 3. "Disposition of Investments in Affiliates".

INCOME TAX EXPENSES: The Corporation recognized tax expense for the first nine months of 1995 of $3.6 million consisting only of estimated foreign and state income taxes relating to certain jurisdictions in which the Corporation had net taxable income. The Corporation did not provide any tax benefit in 1995 because management could not predict with reasonable certainty the amount of such benefit which would be realized from future taxable income. Income tax benefits provided in the first nine months of 1994 was based upon an annual effective tax rate of 40.0%.

DISCONTINUED OPERATIONS: In connection with the disposition of Transit, the Corporation recorded a loss from discontinued operations of $60.0 million, without providing any future tax benefit. The loss includes (i) a $49.7 million provision for its reimbursement obligations for the net cash losses resulting from Amerail's performance of certain transit car contracts transferred to Amerail, (ii) a $6.6 million accrual for transaction costs and employee severance and benefit costs and (iii) $3.7 million of Transit's operating loss. See Note 2. "Changes in Business - Discontinued Transit Operations".

In connection with its decision to sell MK Rail, the Corporation recorded a loss from discontinued operations of $43.0 million, without providing any future tax benefit. The loss includes (i) a $34.1 million write-down of the Corporation's carrying value of its investment in MK Rail to estimated net realizable value based upon the best information available in the circumstances and (ii) $8.9 million for the Corporation's share of MK Rail's estimated net operating loss until the expected time of disposal. See Note 2. "Changes in Business - Discontinued MK Rail Operations".

Consistent with the presentation of Transit and MK Rail as discontinued operations, the Corporation's share of Transit and MK Rail's results of operations for the three and nine month periods ended September 30, 1994 and the Corporation's gain recognized from MK Rail's sale of stock in May 1994 have been segregated and reported as discontinued operations in the statements of operations.

FINANCIAL CONDITION


Liquidity and capital resources (THOUSANDS OF DOLLARS)                September 30,
                                                              ------------------------------
                                                                1995                 1994
CASH AND CASH EQUIVALENTS:
     Beginning of period                                       $65,011             $80,108
     End of period                                              63,253              69,798

                                                                      Nine Months Ended
                                                                        September 30,
                                                              -----------------------------
                                                                1995                  1994
NET CASH PROVIDED (USED) BY:
     Operating activities                                    $(113,376)          $(145,116)
     Investing activities                                       65,114              12,497
     Financing activities                                       69,368             122,309


Total capitalization at September 30, 1995 was $167.8 million, and consisted of $267.6 million debt net of a $99.8 million stockholders deficiency compared to total capitalization at December 31, 1994 of $257.8 million, which consisted of $200.0 million debt and $57.8 million stockholders' equity.

OPERATING ACTIVITIES: Net cash used for operating activities of $113.4 million in the first nine months of 1995 included an increase in accounts receivable at June 30, 1995 of $60.0 million. These accounts receivable were sold at December 31, 1994, cancelled effective March 31, 1995, and subsequently absorbed into the new bank credit facility on April 11, 1995. In addition, the balance of $53.4 million was principally used to fund cost overruns on fixed-price contracts, which cost overruns had been fully reserved in prior periods.

Net cash used for operating activities of $145.1 million in the first nine months of 1994 consisted primarily of $66.8 million to fund contract operations and losses of the discontinued Transit operations, $44.1 million to prefund the Corporation's self-insurance liability for workers' compensation claims and a $39.3 million increase in trade receivables.

INVESTING ACTIVITIES: Net cash provided by investing activities in the first nine months of 1995 of $65.1 million arose principally from (i) $3.1 million net proceeds from sales and purchases of securities available for sale (ii) $52.0 million net proceeds from the sales of investments in affiliates which included McConnell Dowell's $10.0 million proceeds from sale of its ownership interest in Benjamin Developments, Ltd. and the Corporation's ownership interests in MK Gold, Western and North Pacific construction operations, (iii) $15.2 million proceeds from other investing activities including $4.6 million from liquidation of investments in Brazil and receipt of a $9.7 million cash performance fee for completion of financing for a major infrastructure project.

Net cash provided by investing activities in the first nine months of 1994 of $12.5 million resulted from $32.1 million net proceeds from sales and purchases of securities available for sale offset by $10.3 million for investments in unconsolidated affiliates and $9.5 million for net purchases of fixed assets. See Note 3. "Disposition of Investments in Affiliates".

FINANCING ACTIVITIES: Net cash provided by financing activities in the first nine months of 1995 of $69.4 million included $75.5 million net borrowings under the bridge loan less the $6.2 million cash payment in January 1995 of the fourth quarter 1994 dividend.

Net cash provided by financing activities in the first nine months of 1994 of $122.3 million included $147.5 million additional net borrowings under bank credit agreements less the cash payment of $25.7 million dividends for the four quarters ended September 1994.

LIQUIDITY

The Corporation further restructured its debt and other obligations during the quarter ended September 30, 1995. On August 11, 1995, the Corporation and its bank lenders and surety agreed as of July 31, 1995 to a restructuring of the Corporation's existing indebtedness and the establishment of two new interim credit facilities, expiring September 1, 1995, to advance up to approximately $50.0 million to Transit prior to its planned divestiture. The restructuring provided, among other things, for (i) an increase in the amount of the bridge loan from $122.1 million to $129.0 million, (ii) extension of the maturity date for the bridge loan to March 31, 1996 and extension of the maturity date for the antecedent bank debt to December 31, 1996, (iii) mandatory repayment of $100.0 million of antecedent bank debt on September 30, 1996, (iv) required repayments with the net cash proceeds from sales of certain businesses and assets, and cash collected on certain receivables and (v) the granting of stock purchase warrants to the lender banks and sureties. The restructuring provides that ongoing indebtedness of the Corporation to the banks and its surety syndicate be secured. On October 17, 1995, the Corporation reached an agreement to dispose of Transit by transferring substantially all of the assets, certain liabilities, operations (including the Transit Contracts) and management of Transit to Amerail. In this connection, outstanding borrowings under the two interim credit facilities extended to Transit were paid off on October 17, 1995 and the Corporation agreed to reduce the maximum borrowing amount under the bridge loan from $129.0 million to $100.0 million. Following the disposition of Transit the Corporation remains liable for certain net cash losses resulting from Amerail's performance of the transferred Transit Contracts by virtue of the Transit Reimbursement Agreement with its bonding company and the Metra Guaranty with certain banks. The amount owing to the bonding company under the Transit Reimbursement Agreement is capped at $31.2 million. The amount owing under the Metra Guaranty is estimated to become fixed and payable in December 1997. The Corporation currently estimates its total reimbursement obligation for such net cash losses on the Transit Contracts transferred to Amerail to be $81.3 million. However, there can be no assurance that the net cash losses ultimately realized at completion of the Transit Contracts transferred to Amerail will not exceed the Corporation's estimated reimbursement obligations at September 30, 1995. The Corporation cannot exercise any control over the management of Amerail and the execution of the Transit Contracts. Certain amounts (determined on a formula basis) are required to be escrowed in respect of these obligations upon any repayments on the Corporation's antecedent bank debt.

As of November 14, 1995, the Corporation had outstanding borrowings under the antecedent bank and bridge loans of $279.6 million and unused borrowing capacity for working capital requirements under the bridge loan of $33.7 million. The Corporation expects negative cash flows from operations for the remainder of 1995, due primarily to the funding of the operating losses recognized in 1994 and 1995. The Corporation's repayment obligations on existing indebtedness include (i) repayment of the outstanding borrowings under the $100.0 million bridge loan on March 31,

1995, (ii) mandatory repayment of $100.0 million of antecedent bank debt on September 30, 1996, (iii) repayment of the balance of the antecedent bank debt on December 31, 1996, and the additional amounts required to be escrowed for the benefit of the bonding company on such dates and to ultimately fund the remaining capped reimbursement obligation to the bonding company and the estimated amount owing on the Metra Guaranty, currently estimated to total $81.3 million and estimated to come due December 1997. The Corporation proposes to use the proceeds from the sale of noncore assets currently held for sale (its ownership interests in MK Rail Corporation, McConnell Dowell and AmerBank) to repay amounts due with respect to its bridge loan. The Corporation has no agreements for the sale of any of its remaining noncore assets, and even if such agreements are reached, no assurance can be given that such agreements would generate cash sufficient to repay its bridge loan obligation or that any such agreements, if reached, could be consummated prior to March 31, 1996. Even if the Corporation has sufficient liquidity to meet its obligations prior to the maturity of its antecedent bank debt, the Corporation believes that a substantial recapitalization through an equity infusion or new debt will be required to meet such obligations. Such recapitalization would substantially dilute existing stockholders' interests. The Corporation currently has no arrangements for such a debt or equity infusion, and no assurance can be given that such sources of capital will be available when required.

The Corporation currently believes it may be required under its partnership agreement, relating to the contract to construct a toll bridge in Canada, to contribute an amount currently estimated to be at least $22.0 million additional cash to fund construction costs on the toll bridge contract during the period from December 1995 through March 1996. The Corporation believes it may be unable to make such contributions. Under the terms of the partnership agreement, if the Corporation is unable to make the required contributions, its partnership interest of 36% may be diluted or the Corporation may be liable for interest on its unfunded contributions at prime interest rate plus 6%.

No assurance can be given that funds available under the Corporation's restructured credit agreements, cash flow from operations, and proceeds from the proposed sale of noncore assets will provide sufficient liquidity to enable the Corporation to meet its bridge loan debt repayment obligations and other cash needs or to successfully seek a substantial equity infusion or new debt to fund a recapitalization and repayment of the Corporation's antecedent debt and the estimated reimbursement obligations of the discontinued Transit operations. The Corporation currently has no arrangements for such a debt or equity infusion, and no assurance can be given that such sources of capital will be available when required. Unless the Corporation is able to obtain sources of cash to meet its liquidity needs and to fund the mandatory repayment of its bridge loan, antecedent debt, and the estimated reimbursement obligations of the discontinued Transit operations, the Corporation may, among other alternatives, seek protection from its creditors under the United States Bankruptcy Code. The Corporation believes that, in such circumstances, the ability, if any, of its stockholders to recover their investments would be eliminated or significantly impaired and that any such recovery, if available, would be substantially delayed.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The Corporation previously has reported that lawsuits in the following four general categories currently are pending against the Corporation and its directors and/or officers: (1) class actions relating to transactions in the common stock of the Corporation ("MK Securities Class Actions"); (2) class actions relating to the issuance of, and transactions in, the common stock of MK Rail ("MK Rail Securities Class Actions"); (3) derivative actions brought by persons who claim to be stockholders of the Corporation ("Derivative Actions"); and (4) claims brought by the former stockholders of Touchstone, Inc. ("Touchstone Litigation").

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

The Derivative Actions consist of 13 derivative actions which have been filed in state courts in Idaho and Delaware , naming as defendants certain of the Corporation's President and former Directors and Officers. The Corporation is a nominal defendant in each of these actions. The five Idaho derivative cases are as follows: (i) DEKLOTZ, ET AL. V. MORRISON KNUDSEN CO., ET AL., No. CV-00-9500605D (Idaho District Court, Ada County) (filed February 13, 1995);
(ii) WOHLGELERNTER V. AGEE, ET AL., No. CV-OC-9500656D (Idaho District Court, Ada County) (filed March 24, 1995); (iii) FLINN V. AGEE, ET AL., No. CV-OC-9500765D (Idaho District Court, Ada County) (filed February 21, 1995);
(iv) STEINER V. AGEE, ET AL., No. CV-OC-9500745D (Idaho District Court, Ada County) (filed February 17, 1995); and (v) STATE BOARD OF ADMINISTRATION OF FLORIDA V. MORRISON KNUDSEN CORPORATION, ET AL., No. CV-OC-9502463D (Idaho District Court, Ada County) (filed June 2, 1995), and the eight Delaware derivative cases are as follows: (i) STERN V. AGEE, ET AL., Civil Action No. 14032 (Delaware Chancery Court) (filed February 13, 1995); (ii) HAGER V. AGEE, ET AL., Civil Action No. 14034 (Delaware Chancery Court)(filed February 14,
1995); (iii) TROY V. AGEE, ET AL., Civil Action No. 14167 (Delaware Chancery Court) (filed March 31, 1995); (iv) CAFFREY V. AGEE, ET AL., Civil Action No. 14033 (Delaware Chancery Court) (filed February 13, 1995); (v) HAMMERSLOUGH V. AGEE, ET AL., Civil Action No. 14042 (Delaware Chancery Court) (filed February 17, 1995); (vi) ROSENN V. AGEE, ET AL., Civil Action No. 14106 (Delaware Chancery Court) (filed March 9, 1995); (vii) CITRON V. AGEE, ET AL., Civil Action No. 14136 (Delaware Chancery Court) (filed March 22, 1995); and (viii) ANTONICELLO V. AGEE, ET AL., Civil Action No. 14182 (Delaware Chancery Court) (filed April 4, 1995).

The Touchstone Litigation consists of two cases brought by the former stockholders of Touchstone which currently are pending in U.S. District Court in
Tennessee: THEODORE E. NELSON V. MORRISON KNUDSEN CORP., No. 95-1029 (U.S.D.C. W.D. Tenn.) (filed February 7, 1995); and RICHARD JACOBS, ET AL. V. MORRISON KNUDSEN CORP., No. 95-1024 (U.S.D.C. W.D. Tenn.) (filed February 7, 1995). The plaintiffs, who among other things purport to state claims for violation of federal and Tennessee securities laws, purport to be all of the stockholders of Touchstone prior to the Corporation's acquisition of Touchstone through an exchange offer. The Corporation is the sole defendant in these two cases. The Corporation has been advised that the plaintiffs have filed a separate lawsuit against William J. Agee, the Corporation's former chairman: RICHARD L. JACOBS, ET AL. V. WILLIAM J. AGEE, No. 95-1168 (U.S.D.C. W.D. Tenn.) (filed July 18,
1995), which contains allegations similar to those against the Corporation. These cases remain in the early stages of discovery; trial has been set for September 1996.

Agreements have been reached to settle the MK Securities Class Actions, the MK Rail Securities Class Actions and the Derivative Actions (including the FLORIDA case pending in Idaho) as to all defendants in those cases. The settlement terms require the Corporation, as its share of the settlement: to (i) issue 2,976,923 shares of Common Stock in connection with the settlement of the MK Securities Class Actions, (ii) issue 869,231 shares of Common Stock in connection with the settlement of the MK Rail Securities Class Actions, (iii) pay the net (after plaintiffs attorneys fees and related expenses) insurance proceeds received by the Corporation in connection with the settlement of the Derivative Actions into a settlement fund to be created in connection with the settlement of the MKSecurities Class Actions, and (iv) implement certain corporate governance procedures. Those procedures include, among other things, making reasonable efforts to appoint up to seven additional non-employee directors, a presumption that Board and Stockholders meetings will be held in Boise or certain other specified locations, disclosure of certain common memberships of directors or their immediate families on governing bodies of not-for-profit organizations, and a requirement that future executive compensation not be based on non-recurring items without stockholder approval, and (in connection with the separate settlement of the FLORIDA case) requirements that the directors be stockholders and that at least one director be an engineer and the establishment of the position of stockholder liaison. In addition, the defendant non-employee directors (other than Mrs. Peden) will relinquish five years of credited service for purposes of the Corporation's Retirement Plan for Non-Employee Directors. The settlement terms also require MK Rail, as its share of the settlement of the MK Rail Securities Class Actions, to issue 413,793 shares of Common Stock and shares of a new class of Preferred Stock with a redemption value of $1 million. The Corporation's insurance carriers will pay $35 million (including the amounts referred to in clause (iii) above) on behalf of the individual defendants in the MK Securities Class Actions and the Derivative Actions, and MK Rail's insurance carrier will pay $6 million into a settlement fund to be created in connection with the settlement of the MK Rail Securities Class Actions, such payments to be made with respect to the individual defendants in those cases. The funds paid by MK Rail's insurance carrier will include the purchase from the settlement fund of the MK Rail Preferred Stock referred to above for $1 million. As part of the settlement of the Derivative Actions, Mr. Agee relinquished his claim to contractual severance pay and all other contractual benefits other than his Supplemental Savings Plan account (approximately $350,000 as of April 20, 1995, the date the Plan was terminated), a reduced lifetime (with right of survivorship) annual supplemental retirement benefit of $99,750 commencing in 1995, and prepaid medical and dental benefits for Mr. Agee and his family. The Corporation's auditors separately have agreed to settle the MK Securities Class Actions conditioned, among other things, on the execution of mutual releases by the Corporation and its auditors. All of the foregoing settlements are subject to approval by the appropriate courts.

The Corporation previously reported that it may become subject to an ongoing investigation by the Central Regional Office of the Securities and Exchange Commission of the issuance by the City and County of Denver of revenue bonds to finance the construction of the new Denver International Airport. The Corporation has since been notified that the Commission's staff plans to recommend that one of the Corporation's subsidiaries be named as a respondent in an administrative action relating to disclosure of information about the airport project in connection with certain of the bond offerings. The subsidiary was a joint venture partner of The Greiner/MKE Team, which was the program management support consultant in connection with the construction of the new airport. The Corporation also previously reported that MK Rail and the Corporation were subject to an "informal investigation" by the Pacific Regional Office of the Commission. The Corporation since has been advised that this is now a formal investigation; the Corporation continues to provide documents in response to discovery requests and otherwise to cooperate with the Commission's staff in connection with this investigation.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          FILED IN PART I

          None

          FILED IN PART II

Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant filed a current report on Form 8-K dated September 20, 1995, to report that it had settled all outstanding securities class actions and all but one associated derivative action, the terms of which are subject to court approval.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MORRISON KNUDSEN CORPORATION


                                    /S/G.A. Crockett
                                    -------------------------------------------
                                    Vice President and Controller and Principal
                                    Accounting Officer, in his respective
                                    capacities as such

Date: November 20, 1995