Form 10-K405
period 1995-12-31
MORRISON KNUDSEN CORP
filed 1996-04-15
CIK 763739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the Fiscal Year Ended

                                DECEMBER 31, 1995

                          Commission File Number 1-8889


                       [Logo] MORRISON KNUDSEN CORPORATION

                             A Delaware Corporation
                   IRS Employer Identification No. 82-0393735

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729
                                  208/386-5000

- --------------------------------------------------------------------------------

                SECURITIES REGISTERED AND NUMBER OF REGISTRANT'S
                            COMMON SHARES OUTSTANDING

At March 31, 1996, 33,231,191 shares of registrant's $1.67 par value common stock (registered pursuant to Securities Exchange Act Section 12(b) on the New York Stock Exchange and the Pacific Stock Exchange, Inc.) were outstanding, excluding 461,666 shares held in treasury. The registrant has no securities registered under Securities Exchange Act Section 12(g).

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

At March 31, 1996, the aggregate market value of the registrant's voting common stock held by nonaffiliates of the registrant, based on the New York Stock Exchange closing price on March 29, 1996 for shares traded on the exchange, was approximately $41,155,100, excluding $383,900 market value of 307,131 shares, which are assumed to be held by affiliates of the registrant for the purposes of this calculation.

                          MORRISON KNUDSEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                DECEMBER 31, 1995

                                                                           PAGE
                                     PART I

Item 1.   Business                                                          I-1

Item 2.   Properties                                                       I-11

Item 3.   Legal Proceedings                                                I-12

Item 4.   Submission of Matters to a Vote of Security Holders              I-16

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters                                              II-1

Item 6.   Selected Financial Data                                          II-2

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        II-3

Item 8.   Financial Statements and Supplementary Data                      II-18

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         II-45

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant               III-1

Item 11.  Executive Compensation                                           III-3

Item 12.  Security Ownership of Certain Beneficial Owners and Management  III-13

Item 13.  Certain Relationships and Related Transactions                  III-14

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  IV-1

Signatures                                                                 IV-2

                                     PART I

ITEM 1. BUSINESS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

                                 RECENT DEVELOPMENTS

     Morrison Knudsen Corporation's (the "Corporation") results of operations and liquidity have been adversely affected by various factors discussed herein. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K. The Corporation's future viability will be dependent upon its ability to obtain new business and resolve the liquidity problems faced by the Corporation in the near term.

     The Corporation's accompanying consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about the Corporation's ability to continue as a going concern:

- -    The Corporation incurred losses from continuing operations of $79,636 and
     $155,698 for the years ended December 31, 1995 and December 31, 1994, respectively. The Corporation reported a net loss of $261,938 for the year ended December 31, 1995 and a net loss of $349,635 for the year ended December 31, 1994, including losses from discontinued MK Rail Corporation ("MK Rail") and Transit segment ("Transit") operations of $182,302 and $193,937, in 1995 and 1994, respectively.

- -    Net cash used by the Corporation's continuing operating activities was
     $24,959 for the year ended December 31, 1995. Net cash used by the discontinued MK Rail and Transit operating activities was $76,998 and $200,883 for the years ended December 31, 1995 and December 31, 1994, respectively.

- -    At December 31, 1995 the Corporation had a stockholders' deficiency of
     $193,682 which included an accumulated deficit of $510,147.

- -    At December 31, 1995 the Corporation had a working capital deficiency of
     $232,207.

- -    The Corporation expects negative cash flows from operations in 1996.

- -    The Corporation does not expect to make its required debt repayments in
     1996.

     The Corporation's ability to continue as a going concern is dependent upon the Corporation successfully obtaining relief from the burden of its existing indebtedness, including its antecedent debt and Transit reimbursement obligations and returning the Corporation to profitable operations. In this connection the Corporation is pursuing a number of remedies available including, among other things, a recapitalization through a partial prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

RECAPITALIZATION PLAN

The Corporation, which has been experiencing significant operating losses and is facing severe liquidity problems, has been discussing with certain of its secured and unsecured creditors, including holders of the Corporation's existing secured indebtedness, its bonding company, lessors in connection with certain long-term, noncancelable leases, and representatives of potential investors, alternatives to reduce or liquidate the Corporation's current and future financial obligations to permit the continuation of the Corporation as a going concern. These alternatives included, among other things, a number of remedies available to the Corporation, the goal of which is to alleviate the problems caused by the Corporation's excessive debt levels, debt service and certain long-term lease payment obligations, to enable the Corporation to continue to implement its revised business strategy and to help assure the Corporation's long-term viability. For that purpose, the Corporation initially presented a proposed recapitalization plan (the "Recapitalization") to certain of its secured creditors at a meeting held in February 1996, and has continued to discuss the terms of the Recapitalization with those creditors. Pursuant to the Recapitalization, the Corporation would exchange its existing secured indebtedness, consisting of the antecedent debt and Transit reimbursement obligations and certain long-term lease obligations for a new issue of the Corporation's common stock, (which initially will represent all of the outstanding common stock of the Corporation) and common stock of MK Rail representing the Corporation's 65% ownership interest in MK Rail, the Corporation's $52,200 principal amount of its note receivable from MK Rail with interest at the prime rate (8.25% at March 31, 1996) and certain other assets. Existing stockholders and the securities class actions claimants would receive new common stock purchase warrants in exchange for all of the current outstanding shares of common stock and all the shares of common stock to be issued by the Corporation in settlement of the MK Securities Class Actions and MK Rail Securities Class Actions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in Part II of this Annual Report on Form 10-K.

     On or about April 15, 1996, the Corporation will solicit acceptances of its Recapitalization from its impaired creditors (holders of the Corporation's existing secured indebtedness). The Recapitalization would be effected through a partial prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code ("prepackaged plan"). The objective of a prepackaged plan under Chapter 11 would be to allow the Corporation to achieve its objectives in the shortest time possible, and continue operations in its recapitalized form without the full burden of debt that existed prior to the bankruptcy proceedings.

     The prepackaged plan contemplates a settlement of the Corporation's obligations to its impaired secured creditors, while the Corporation's unsecured creditors, its vendors, subcontractors and material suppliers will not be impaired. The Corporation intends to conduct its business as usual, and the prepackaged plan will permit the Corporation to carry on its business, to bid, propose and negotiate for new contract awards and to continue to perform its existing contracts, including its contracts with various agencies of the U.S. Government. The prepackaged plan would provide that valid claims of trade creditors, including subcontractors and material suppliers, are to be paid in full and on time and that the holders of such claims shall not be required to file a proof of claim or take other formal action to obtain such payment.

     To ensure the continuity of its work force and to further accommodate the unimpaired treatment of employee benefits, the Corporation intends that salaries, wages, expense reimbursements, vacations, health related benefits, severance benefits and similar benefits of employees, as well as the health benefits of its covered retirees, their spouses and dependents, will be unaffected in the reorganization contemplated by the prepackaged plan.

     The Recapitalization, through the prepackaged plan, is designed to substantially reduce the Corporation's secured debt obligations, lessen the risk of a protracted Chapter 11 proceeding, which would have a significant adverse impact on the Corporation's business and create a capital structure that allows the Corporation to continue in operation and maintain and enhance its competitive position. In addition, management anticipates that the prepackaged plan would also allow management to concentrate more of its time on improving the Corporation's business opportunities, rather than on managing its debt obligations.

     As of the date of this Annual Report on Form 10-K, the Corporation has not reached final agreement with its secured creditors. The final form or results of a restructuring cannot be predicted, and there can be no assurance that a restructuring can be accomplished through a prepackaged plan. Any such restructuring, if successful, would substantially dilute or eliminate the value of existing stockholders' interests. The Corporation continues to explore opportunities with potential investors.

     The Corporation's management believes that further refinancings of its existing secured indebtedness would not be sufficient to enable the Corporation to continue as a going concern, because of the overwhelming burden of existing debt and the Corporation's inability to make its required debt repayments in 1996. If the Corporation does not effect a financial restructuring and reorganization as contemplated under the prepackaged plan or is unable to arrange a transaction with a strategic investor, the Corporation will be forced to consider other available options, which may include the commencement or continuation of a Chapter 11 case without a preapproved plan. A nonprepackaged Chapter 11 case would likely be lengthier, involve more contested issues with creditors and other parties in interest, and result in significantly increased Chapter 11 expenses for professional consultants, a negative impact on cash flow due to lack of customer confidence resulting in a reduction in new contract awards, and a corresponding reduction in the consideration received by the Corporation's creditors and existing stockholders than would be the case with a prepackaged plan. Any such recapitalization, if successful, would substantially dilute or eliminate the value of existing stockholders' interests. Under the terms of the Corporation's proposed Restructuring the sole recovery for existing stockholders would be represented by the proposed stock purchase warrants. SeeItem 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in Part II of this Annual Report on Form 10-K.

DEBT RESTRUCTURING

     On August 10, 1995, the Corporation, its lender banks and sureties agreed as of July 31, 1995 to a restructuring of the Corporation's existing indebtedness from lender banks and the establishment of two new interim credit facilities, to advance funds to Transit prior to its planned divestiture. The restructuring provided for an increase in the amount available under the Corporation's existing secured bridge loan from $122,100 to $129,000. Outstanding borrowings under the bridge loan were due and payable on March 31, 1996. On March 29, 1996 the Corporation paid the outstanding balance owing under the bridge loan. The restructuring agreements require the Corporation to repay its existing indebtedness (the "antecedent debt") as follows; $100,000 on September 30, 1996 and $113,344 on December 31, 1996 and required escrow payments under its Transit reimbursement obligations upon such repayments. In addition to these required payments, the restructuring agreements also provide for the Corporation to repay any outstanding borrowings under the antecedent debt and bridge loans in the amount of, and upon receipt of, any prepayments or repayments received by the Corporation on the $52,200 principal amount of its note receivable from MK Rail, net cash proceeds from the sales of certain businesses and assets currently held for sale, and any tax refunds received. The restructuring agreements provide that the Corporation's ongoing indebtedness to the lender banks and its sureties be secured by security interests in and mortgages on substantially all of the assets of the Corporation. In connection with the restructuring agreements the Corporation granted stock purchase warrants to the lender banks and sureties for unissued common stock up to 14,859,430 shares at an exercise price of $6.75 per share.

     On October 17, 1995, the Corporation reached an agreement to dispose of Transit. Under this agreement, the Corporation transferred substantially all of the assets, certain liabilities, all contract operations and management of Transit to American Passenger Rail Car Company, L.L.C. ("Amerail") a newly-formed company wholly-owned by persons not affiliated with the Corporation. In connection with the disposition of Transit (i) outstanding borrowings under the two interim credit facilities to fund Transit's operations were paid off on October 17, 1995 and (ii) the borrowing amount under the bridge loan was reduced from $129,000 to $100,000. In connection with the disposition of Transit, the two interim credit facilities provided to Amerail were replaced by two new credit facilities, (i) a $65,000 facility provided by certain lender banks in support of the contract with the Illinois Commuter Rail Division of the Regional Transit Authority d/b/a Metra/Metropolitan Rail transferred by the Corporation (the "Metra Contract") and (ii) an $80,000 facility provided by the Corporation's bonding company in support of the existing manufacturing and refurbishing contracts, other than the Metra Contract, with various transit agencies (the "Non-Metra Contracts"). The Corporation has agreed to reimburse the lender banks and its bonding company for certain amounts borrowed by Amerail under these facilities. The Corporation's reimbursement obligation to certain banks which are providing a standby letter of credit and a new credit facility to support the performance of the Metra Contract is governed by the Metra Guaranty.The Corporation's reimbursement obligation to its bonding company for the surety's future losses (maximum of $31,249) on the Metra and Non-Metra Contracts is governed by a reimbursement agreement (the "Transit Reimbursement Agreement"). The Corporation's reimbursement obligation, estimated at $80,195 at December 31, 1995, to certain banks under the Metra Guaranty are similarly secured by security interests in and mortgages on substantially all of the assets of the Corporation on an equal priority basis with the Corporation's antecedent debt and the Transit reimbursement obligation to its bonding company under the Transit Reimbursement Agreement.

     Prior to the disposition of Transit, the Corporation had been unable to cause any surety to issue bonds to guarantee the future performance of the Corporation's construction and environmental projects. In connection with the Corporation transferring substantially all the assets, certain liabilities, operations and management of Transit to Amerail, the Corporation's surety agreed to issue new bonds assuring the payment or the performance of the Corporation on contracts of a maximum aggregate amount which may from time to time be reduced in accordance with the terms of the New Bonds Agreement dated October 10, 1995. The New Bonds Agreement contains certain financial covenants which, among other things, require the Corporation to maintain, beginning September 30, 1995 and for each calendar quarter end thereafter, (i) minimum earnings (loss) before taxes, (ii) minimum net income (loss), and (iii) minimum net worth (deficit). Since September 30, 1995, the Corporation has not been in compliance with the minimum net income (loss) and minimum net worth (deficit) provisions of the New Bonds Agreement. Nevertheless, the Corporation, from September 30, 1995, through the date of this Annual Report on Form 10-K, has presented many of its bonding needs to its surety on a request-by-request basis. The surety, when considering the merits of the Corporation's requests for bonding, has applied many of the conditions contained in the New Bonds Agreement. Some bond requests have been considered favorably by the surety, and some have not. Due to the Corporation's limited bonding capacity, the Corporation will continue to pursue environmental and construction projects in partnership arrangements with other contractors to support the Corporation's performance of contracts. Such partnership arrangements mean that the Corporation is forced to surrender some benefits from new bidding opportunities to its competitors, at a cost to the Corporation's operating performance.

     During 1995 and through March 31, 1996, the Corporation completed a number of divestiture transactions with respect to its numerous businesses and received federal and state tax refunds, which provided aggregate cash proceeds of approximately $117,000 to fund operations and to repay obligations under the bridge loan facility. Despite these developments in the financial and operational restructuring of the Corporation, it became apparent to management in the first quarter of 1996 that the proceeds from divestitures and tax refunds would at most provide sufficient funds to meet the Corporation's repayment obligation on March 31, 1996 with respect to the bridge loan. Moreover, the Corporation had hoped that the divestiture of the Transit business and the restructuring of its bank facilities and the Transit bonding exposure accomplished during 1995 would allow the Corporation to attract new business and achieve positive operating results that would allow the Corporation to access the public debt or equity markets or to arrange an equity infusion from a strategic investor in 1996.

     On March 31, 1996, the Corporation and certain of its secured creditors agreed to amend certain terms and conditions of the bridge loan facility, which expired on March 31, 1996. The amendments to the bridge loan facility included, among other things, establishment of a new borrowing capacity of $47,500, and extension of its termination date to September 30, 1996. Outstanding borrowing under the amended bridge loan facility will be subject to interest at the prime rate plus one and one-half percent per annum (9.75% at March 31, 1996) due and payable on the last day of each month and on September 30, 1996. On April 2, 1996, as partial consideration for the extension of the bridge loan facility, the Corporation paid $14,427 interest on the antecedent debt that had been accrued and deferred from July 1, 1995 through March 31, 1996. See the "Short-Term

Debt - New and Amended Credit Facilities "Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

GENERAL

Morrison-Knudsen Company, Inc., the predecessor to the Corporation, was incorporated in Delaware in 1932 to carry on a business founded eighty-four years ago at Boise, Idaho. The Corporation's principal executive offices are located at Morrison Knudsen Plaza, Boise, Idaho 83729. The Corporation, after giving effect to the disposition of its Transit segment in July, 1995 and its decision to dispose of its 65% ownership interest in MK Rail in March 1995, operates in one industry segment, engineering and construction. See the accompanying consolidated financial statements and related financial statement footnotes for a description of the Corporation's revenues, operating income
(loss) and assets in Part II of this Annual Report on Form 10-K.

     The Corporation engages in all types of general construction work including industrial, heavy civil and marine, mechanical, pipeline, building, and underground, for a wide range of public and private customers throughout the world. In addition, the Corporation renders design services in practically all engineering disciplines. Other markets for its services include nuclear and fossil-fueled power plants, environmental and hazardous waste abatement and operations and maintenance for military and commercial facilities. As a general contractor, the Corporation provides construction services in accordance with the terms and specifications of each contract, including planning and scheduling, marshalling of manpower, procurement of equipment and materials, awarding of subcontracts and direction and overall management of the project. The Corporation is also responsible for any failure to perform on the part of a subcontractor. In order to minimize the potential for losses caused by such defaults, the Corporation normally requires performance and payment bonds or other adequate assurances of operational and financial capacity from subcontractors. The Corporation also operates, through a number of domestic and foreign subsidiaries, coal and lignite mines in the U.S. and Germany under long-term mining services contracts.

     The Corporation's ability to obtain new contracts, change orders to existing contracts and bonding for such contracts is severely impacted by its limited sources of additional liquidity. Partnering arrangements and strategic alliances are being pursued to help provide bonding capacity and additional financial support. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.

UNCONSOLIDATED AFFILIATES: In addition, the Corporation and its majority-owned subsidiaries had investments in a number of unconsolidated affiliated companies at December 31, 1995 accounted for by the equity method including the following principal unconsolidated affiliates, (the Corporation's ownership interests therein are shown parenthetically): AmerBank (29.5%); Westmoreland Resources, Inc. (24%); and Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG mbH") (33%). AmerBank is a licensed bank operating in Poland. Westmoreland Resources, Inc. is a mining company that operates a surface coal mine in Montana. MIBRAG mbH was formed by the German Government to own and operate lignite coal mines, power and process plants in Germany. Also at December 31, 1995, the Corporation had a 62.8% ownership interest in McConnell Dowell Corporation, Limited ("MDC") an engineering and construction contractor based in Australia. Subsequent to December 31, 1995, the Corporation sold its 62.8% ownership interest in MDC. The Corporation is pursuing the possible sale of its ownership interest in AmerBank. See the "Investments in and Advances to Unconsolidated Affiliates" and "Subsequent Events - McConnell Dowell Corporation, Limited" Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for additional information related to unconsolidated affiliates.

SIGNIFICANT RISKS AND UNCERTAINTIES: In connection with its engineering and construction business, the Corporation, in order to balance risk with reward, enters into three basic types of contracts: fixed-price or lump-sum contracts providing for a single price for the total amount of work to be performed; unit-price contracts providing for a specified price for each unit of work performed, under which both risk and anticipated income are the highest; and cost-type contracts (including cost-plus) providing for reimbursement of allowable or otherwise defined costs incurred plus a fee, under which risk is minimal and anticipated income is earned solely from the fee received for services provided. In connection with its engineering contracts, including design and program management, the Corporation's compensation is typically on a cost-plus-fee basis.

     Regardless of the type of contract, the construction business always has been subject to unusual risks, including unforeseen conditions encountered during construction, the impact of inflation upon costs and financing requirements of clients, and changes in political and legal circumstances, particularly since contracts for major projects are performed over extended periods of time. Other risks include the failure of third party project participants, including joint venture partners and subcontractors, to obtain required permits or to perform essential functions on a timely basis, the failure of local governing authorities to take certain required actions, opposition by community groups in the locality of a project or by other interested third parties to the project's development, and the failure to obtain adequate financing for the project. The Corporation may be exposed to significant risks and uncertainties in the performance of contracts, particularly fixed-price contracts. Although the Corporation constantly seeks to minimize and spread the risks over a large number of contracts, a combination of unusual circumstances could result in losses on a particular contract or contracts, and the Corporation may experience significant changes in operating results on a quarterly or annual basis.

     Because of the size of major infrastructure projects, a relatively small number of projects has provided a significant percentage of the Corporation's revenues in a given year. The Corporation expects that this dependence on major projects will continue. The loss of one or more major contracts or a financial loss incurred by the Corporation with respect to its performance under one or more major contracts could have a material adverse effect on the Corporation or its financial results. Demand for the services offered by the Corporation has been, and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond the control of the Corporation, including economic conditions. During economic downturns, the ability of private entities or U.S. Government agencies in the targeted markets to make capital expenditures on infrastructure improvement may decline significantly. There can be no assurance there will not be significant fluctuations adversely affecting the industry as a whole or key markets targeted by the Corporation and, as a result, the Corporation's financial results of operations.

     In addition, the Corporation's operations are in part dependent upon funding of infrastructure and environmental projects by agencies of the U.S. Government. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Corporation. Contract mining services operations may also be adversely affected by weather conditions, the potential for changes in technology, product demand, product substitution and economic factors which effect alternative fuel decisions.

     The Corporation periodically assesses its reimbursement obligations in connection with the disposition of its Transit operations. The Corporation makes significant assumptions concerning cost estimates, projected to the estimated completion dates of new transit car contracts which are in their early stages of production, for labor productivity rates, material price and usage, for interest expense on the estimated borrowings under the credit facilities extended to Amerail, additional general and administrative expenses and unabsorbed manufacturing overhead due to the anticipated absence of new work during the period of Amerail's performance of the contracts transferred to Amerail. The Corporation has no management control over Amerail and therefore must rely on financial and operating information provided by Amerail to estimate its reimbursement obligations. Due to uncertainties inherent in this estimation process, it is reasonably possible that estimated costs to complete these long-term new transit car contracts will be further revised in the near term.

JOINT VENTURES: The Corporation frequently participates (often as sponsor and manager of the projects) in entities commonly referred to as joint ventures. In the engineering and construction industry, joint ventures often include arrangements for pooling equipment, bonding, financing and for sharing skills such as engineering, design, and construction. Construction joint ventures vary in their legal forms. They include corporations, and general and limited partnerships. These entities are often viewed as joint ventures - even though one of the investors may have a majority voting interest or may otherwise have effective control of the entity. The results of operations are shared in a variety of ways and may not be related to the method of sharing management or other project responsibilities.

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

CHANGES IN BUSINESS

There were significant changes in the business of the Corporation and in the services and products offered during 1995 including the dispositions of Transit and certain investments and businesses, the planned dispositions of its 65% ownership interest in MK Rail Corporation and its 62.8% ownership interest in McConnell Dowell Corporation, Limited, the termination of Navasota Mining Company, Inc. mining services contract and the withdrawal from its participation in Strait Crossing Development, Inc. described below. See the "Subsequent Events" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

DISCONTINUED TRANSIT OPERATIONS: In July 1995, the Corporation committed to dispose of Transit and on October 17, 1995, the Corporation reached an agreement to transfer substantially all of the assets, certain liabilities, all contract operations and management of Transit to Amerail. The Corporation cannot exercise any control over the management of Amerail and the execution of the Transit contracts. The Corporation has accounted for the disposition of Transit as a discontinued operation. In connection with the disposition of Transit, the Corporation agreed to guarantee Amerail's reimbursement obligation, estimated at $80,195 at December 31, 1995, to certain banks which are providing a standby letter of credit and a new revolving credit facility up to an aggregate amount of $141,700 to support Amerail's performance of the Metra Contract. Also in connection with the disposition of Transit, the Corporation agreed to reimburse its bonding company for the surety's future losses up to a maximum of $31,249 on (i) its payment and performance bonds supporting the Metra and Non-Metra Contracts transferred by the Corporation to Amerail and (ii) its guaranty of Amerail's secured financing for performance of certain Transit contracts or its direct financing of Amerail for the performance of the Transit contracts. The Corporation's estimated liability at December 31, 1995 for its Transit reimbursement obligations under the Metra Guaranty and the Transit Reimbursement Agreement was $111,444 and is reflected as a current liability in the accompanying consolidated balance sheet at December 31, 1995. The Corporation has recognized its reimbursement obligations through the estimated final completion of these contracts based upon the best information available in the circumstances. However, there can be no assurance the net cash losses ultimately realized at completion of these contracts will not exceed the Corporation's estimated reimbursement obligations at December 31, 1995.

DISCONTINUED MK RAIL CORPORATION OPERATIONS: In March 1995, the Corporation adopted a plan to dispose of its 65% ownership interest in MK Rail. Accordingly, the Corporation has accounted for the planned divestiture of MK Rail as a discontinued operation. At December 31, 1995, the Corporation has written-down the carrying amount of its investment in and note receivable from MK Rail to their estimated recovery values. The Corporation has been unable to negotiate an acceptable transaction for the sale of its ownership interest in MK Rail, and there can be no assurance that the Corporation will be able to consummate a sale of its ownership interest in and/or its note receivable from MK Rail or, if the Corporation does consummate such sales that the net proceeds realized will not be less than the estimated recovery values. The Corporation currently contemplates that its ownership interest in MK Rail and its note receivable from MK Rail will be exchanged for the Corporation's secured indebtedness in connection with the proposed Recapitalization. See "Recent Developments - Recapitalization Plan."

     In January 1996, MK Rail's Board of Directors adopted a Stockholders' Rights Plan (the "Rail Rights Plan"). Under the terms of the Rail Rights Plan, preferred stock purchase rights ("Rail Rights") were distributed as a dividend at the rate of one Rail Right for each share of MK Rail's common stock held as of the close of business on January 30, 1996. The number of Rail Rights outstanding is subject to adjustment under certain circumstances, and all Rail Rights expire on January 30, 2006.

     Each Rail Right will entitle the holder to buy 1/100th of a share of the MK Rail's Series C Junior Participating Preferred Stock at an exercise price of $16 for each 1/100th of a share. Each preferred share is designed to be equivalent in voting and dividend rights to 100 shares of common stock. The Rail Rights will be exercisable and will trade separately from the common stock only if a person or group of persons (such as a potential acquisition of the Corporation's 65% ownership interest in MK Rail) becomes the beneficial owner of 10 percent or more of MK Rail's common stock, if a person commences a tender or exchange offer the consummation of which would result in such person becoming the beneficial owner of 10 percent or more of MK Rail's common stock, if a current holder (such as the Corporation) of 10 percent or more of the common stock acquires additional shares of the MK Rail's common stock, or if a "change of control event" occurs with respect to a current holder (such as the Corporation) of 20 percent or more of the MK Rail's common stock.

     In addition, under certain circumstances, each Rail Right would permit its holder to purchase, for the exercise price of the Rail Right, shares of MK Rail's common stock or shares of the voting stock of the acquiring company having a market value of two times the exercise price of the Rail Right.

     MK Rail will be entitled to redeem the Rail Rights at a price of $.001 per Rail Right at any time prior to the time any person acquires 10 percent or more of MK Rail's common stock or a current holder of 10 percent or more of the common stock acquires additional shares of the common stock, or, with respect to a current holder that owns more than 20 percent of the common stock, a "change of control event" occurs.

     In April 1996, the MK Rail Board of Directors amended the Rail Rights Plan to provide that the Corporation's secured creditors would not be deemed to beneficially own shares of MK Rail by reason of negotiations among the Corporation and those secured creditors with respect to the Recapitalization or other restructuring alternatives. The Corporation has requested that MK Rail's Board of Directors further amend the Rail Rights Plan to exclude agreements with respect to, or implementation of, the Corporation's Recapitalization from the triggering events under the Rail Rights Plan. The MK Rail Board has not yet agreed to adopt such amendments.

DISCONTINUED REAL ESTATE DEVELOPMENT OPERATIONS: Since it withdrew from the development and sale of real property in 1987, Emkay Development Company, Inc. ("Emkay"), a wholly-owned subsidiary of the Corporation, has been selling its remaining real estate and paying down the outstanding balance of its secured bank loans. During 1995, and particularly during the fourth quarter, Emkay sold a substantial number of real estate assets and paid down its secured bank loans with $15,559 of net cash proceeds from such sales. In addition, the Corporation has further liquidated $3,591 of its bank loans subsequent to December 31, 1995 and as of the date of this Annual Report on Form 10-K, Emkay has outstanding bank debt of $11,928. The Corporation has provided for its estimated losses on disposition of the real estate assets held for sale at December 31, 1995.

MCCONNELL DOWELL CORPORATION, LIMITED ("MDC"): Subsequent to December 31, 1995, the Corporation sold its 62.8% ownership interest in MDC for $28,000 net cash proceeds.

SALE OF MK INVESTMENTS, INC. (NORTH PACIFIC CONSTRUCTION OPERATIONS)("MKI"): On September 22, 1995, the Corporation completed the sale of certain MKI assets and business for $17,100 cash. In the first six months of 1995, the Corporation recognized a provision of $8,836 to write-down the carrying amount of its investment in MKI to its estimated recovery value based on preliminary negotiations with the buyer. Pre-closing negotiations between the Corporation and the buyer resulted in the retention by the Corporation of certain MKI net assets and operations, resulting in a $716 reduction of the previously accrued $8,836 write-down or a net realized loss on disposal of $8,120.

SALE OF WESTERN AIRCRAFT, INC. ("WESTERN"): On July 21, 1995, the Corporation sold its 100% ownership interest in Western for $4,900 cash which approximated the Corporation's carrying amount of its investment in Western.

SALE OF INVESTMENT IN MK GOLD COMPANY ("MK GOLD"): On June 6, 1995 the Corporation sold its 46.4% ownership interest in MK Gold for $22,500 cash. As a condition to the purchase of the shares, the buyer acquired MK Gold's $20,000 bank credit facility and released the Corporation from its guarantee obligations under the facility. The Corporation recognized a loss on disposal of $9,256.

WRITE-OFF OF INVESTMENT IN MORRISON KNUDSEN OF AUSTRALIA ("MKA"): The Corporation, having been unsuccessful in its search for potential buyers for the assets and/or business of MKA, decided to discontinue its financial support for MKA and, effective December 31, 1995, wrote-off its $2,362 investment in MKA.

NAVASOTA MINING SERVICES CONTRACT: The Corporation, through its wholly-owned subsidiary Navasota Mining Company, Inc. ("Navasota") had a mining services contract with Texas Municipal Power Agency, a separate municipal corporation ("TMPA") to operate a lignite mine in Texas. In early 1995, TMPA announced its intentionto switch from lignite mined by Navasota to Wyoming steam coal, and in late 1995, TMP Anotified Navasota to cease mining lignite on or about February 29, 1996. Other than the loss of future revenue and earnings, the Corporation does not expect the termination of its mining services contract with TMPA will have a material adverse effect on its results of operations and financial condition. See the "Subsequent Events - Navasota Mining Services Contract" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

STRAIT CROSSING DEVELOPMENT, INC. ("SCDI"): In October 1993, SCDI, then a 45% owned unconsolidated subsidiary of the Corporation, entered into a development agreement with the government of Canada to design, construct and operate for 35 years an 8.4-mile-long toll bridge linking the Atlantic Provinces of New Brunswick and Prince Edward Island. Concurrently, SCDI members formed Strait Crossing Joint Venture (the "joint venture") to complete the bridge construction (the "project") and each SCDI member's ownership interest in SCDI was replicated in the joint venture.

     In 1994, the Corporation sold for cash and a note receivable, 9% of its ownership interest in SCDI to a third party thereby reducing its ownership interest to 36%. In the fourth quarter of 1995 the Corporation ceased its proportionate-share funding for the joint venture and advised the other members of SCDI that it proposed to withdraw from the joint venture.

     On March 29, 1996, the Corporation and the SCDI members reached an agreement in connection with the Corporation's withdrawal from the joint venture (the "withdrawal agreement"). The withdrawal agreement provides, among other things, for SCDI members' indemnification of the Corporation against liabilities relating to the project in exchange for the transfer of the Corporation's $24,841 investment in the joint venture and its 36% ownership interest in SCDI to the SCDI members, as well as assign to an SCDI member, as maker, the promissory note received as partial consideration for the sale of its 9% ownership interest in SCDI. The Corporation has fully provided for the divestiture of its investment in the joint venture and cancelation of its note receivable and accrued interest thereon at December 31, 1995. See the "Subsequent Events - Strait Crossing Development, Inc." Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

FOREIGN OPERATIONS

The Corporation operates outside the United States through foreign and domestic subsidiaries which are qualified to do business in various foreign countries. In addition, as part of its efforts to expand its presence in international markets, the Corporation, in the past few years, has entered into several agreements with foreign joint venture partners for construction abroad. Such foreign joint-venture operations are subject to uncertain political and economic environments, incompatibility between the partners, foreign currency controls and fluctuations, civil disturbances, labor strikes, as well as other uncertainties associated with operations in foreign countries. Other political and economic events may limit or disrupt operations, restrict the movement of funds, result in deprivation of contract rights, increase foreign taxation or limit or delay repatriation of earnings.

     The Corporation recorded revenues from foreign operations of approximately $410,400 in 1995, $644,800 in 1994, and $569,000 in 1993. In addition, the
Corporation's equity in the net income (loss) of its unconsolidated foreign affiliates was $22,375 net income in 1995, $15,142 net income in 1994, and an $832 net loss in 1993. See the "Investments in and Advances to Unconsolidated Affiliates and Geographic Operating Data" Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for additional operating and asset data for each of the three years in the period ended December 31, 1995.

BACKLOG

Backlog consists of uncompleted portions of engineering and construction contract revenue including the Corporation's proportionate share of construction joint venture contract revenue, the next five-year portion of long-term mining services contract revenue and the funded and unfunded portions of long-term contract and subcontract revenue with various agencies of the U.S. Government. The Corporation has a number of contracts and subcontracts with various agencies of the U.S. Government principally for environmental remediation and restoration work, which contracts extend beyond one year and for which government funding has not yet been approved. Backlog of all uncompleted contracts at December 31, 1995 totaled $3,864,400 compared with $4,134,700 at December 31, 1994. The unfunded portions of such contract revenue included in backlog at December 31, 1995 and 1994 were $1,986,900 and $1,702,600, respectively. Contracts and subcontracts with agencies of the U.S. Government are subject to unilateral termination at the option of the U.S. Government. The Corporation does not expect any material portion of its government contracting business to be terminated. See Item 1. "U.S. Government Contracts".

     The following table reflects the composition of contract revenue backlog at December 31, 1995 and 1994, distinguished on the basis of their pricing arrangements.


- --------------------------------------------------------------------------------
COMPOSITION OF YEAR-END BACKLOG
(THOUSANDS OF DOLLARS)

YEAR ENDED DECEMBER 31,                              1995              1994
- --------------------------------------------------------------------------------

Fee-type contracts                                $3,163,700        $2,982,600
Fixed-price and unit-price contracts                 700,700         1,152,100
- --------------------------------------------------------------------------------
Total backlog                                     $3,864,400        $4,134,700
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The Corporation's business is being adversely affected by its poor financial condition, and by the reluctance of many potential customers to engage the Corporation on new or additional projects. The Corporation has experienced a 16% decline in new business booked in 1995 compared to 1994. The decline in new business has had a material adverse effect on the Corporation. If the Corporation's diminished ability to secure new work continues, it will further adversely impact the Corporation's ability to continue as a going concern.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part IIof this Annual Report on Form 10-K. Additional information concerning the Corporation's backlog of uncompleted contracts is set forth under the caption "New Business and Backlog" in Part II of this Annual Report on Form 10-K.

U.S. GOVERNMENT CONTRACTS

U.S. Government contracts continue to be an important part of the Corporation's business. For each of the three years in the period ended December 31, 1995, revenue of approximately $383,000 (22 percent) in 1995, $544,400 (27 percent) in 1994 and $603,900 (26 percent) in 1993, were derived from various U.S. Government agencies. At December 31, 1995, the Corporation's $3,864,400 backlog contained approximately $2,714,400 (70 percent) of both fixed-price and fee-type, funded and unfunded portions of contracts and subcontracts with various agencies of the U.S. Government which are subject to unilateral termination at the option of the U.S. Government. Terminations for convenience of the Government generally provide for payments to a contractor, for its unrecovered contract costs and a portion of its contract income. The Corporation does not expect any material portion of its government contracting business to be terminated.

     The Corporation's poor financial condition may have a disproportionately adverse impact on the Corporation's ability to obtain new U.S. Government contracts. This adverse impact may be significantly greater if the Corporation decides to pursue a prepackaged plan as the Corporation's management believes that it is unlikely that any U.S. Government procurement officer will award new contracts to the Corporation during the period during which the Corporation is pursuing a bankruptcy alternative. In the event that the Corporation is unable to obtain access to new U.S. Government contracts, there would be material adverse effect on the Corporation.

     The Corporation has a number of cost reimbursable contracts with various agencies of the U.S. Government, the allowable costs of which are subject to audit by the U.S. Government. As a result of such audits, the government auditors assert from time to time that certain costs claimed as reimbursable under government contracts either were not allowable costs or were not allocable in accordance with federal government regulations. The resolution of these audits may result in various sanctions including repayments of amounts previously paid by the U.S. Government to the Corporation. Some audits have resulted in cost disallowance and claims for reimbursement by the government. See the "Commitments and Contingencies - Government Audits" Note to
Consolidated Financial Statements in Part IIof this Annual Report on Form 10-K.

COMPETITION

The Corporation's competitive position in the markets it serves has been adversely impacted by the limited bonding capacity and its limited sources of additional liquidity which among other things inhibits its ability to secure project financing. The Corporation is engaged in highly competitive businesses, particularly those portions which relate to engineering and construction contracts obtained by competitive bidding. The Corporation competes with other general and specialty contractors both foreign and domestic, including a number of regional contractors. Most of the Corporation's competitors have greater financial resources and thus have a substantially stronger competitive position than does the Corporation. Competition is based primarily on price, reputation and reliability. There can be no assurance that competition in one or more of the engineering and construction markets will not adversely affect the Corporation and its results of operations. Success or failure in the engineering and construction industry is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, management and project financing skills required to complete them in a timely and cost-efficient manner. Exact statistical data are not available for determining the relative size of engineering and construction companies.

ENVIRONMENTAL MATTERS

MORRISON KNUDSEN CORPORATION: The Corporation is subject to a variety of environmental laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Such laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of these environmental laws and regulations could subject the Corporation and its management to civil and criminal penalties and other liabilities.

     The Comprehensive Environmental Response, Compensation and Liability Act (also known as "CERCLA" or "Superfund") is a federal law regarding abandoned hazardous waste sites which imposes joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons, including those who contribute to the release of a "hazardous substance" into the environment. The Corporation has been the subject of an investigation by the U.S. Environmental Protection Agency ("EPA") relating to a Superfund site located in Fresno County, California. In September 1991, the EPAissued an administrative order under CERCLA, naming Morrison Knudsen Engineers, Inc. ("MKE"), a wholly-owned subsidiary of the Corporation, and eight other entities as respondents. The EPAalleged that MKEand the other named respondents, among others, generated waste oils and solvents that were transported to the Fresno site for recycling and were released into the environment. Although the Corporation and MKEhave denied responsibility for any contamination at the site, the Corporation has cooperated with the other respondents in complying with the terms of the administrative order. In addition, the Corporation has entered into an agreement with two former joint venture partners (which are not named as respondents) under which these partners will share 50% of the cost of complying with the order. The Corporation and these partners have agreed to pay approximately 8.39% of the cost of designing a groundwater treatment system, which has now been constructed at a cost of approximately $2,000. The respondents have not yet agreed on the sharing of the costs of operating and maintaining this system, which is expected to cost approximately $11,200. The Corporation also has been notified by the EPA that the EPA believes MKE may be one of the parties liable for the cost of implementing certain remedial actions relating to soil contamination at the Fresno site, which could cost as much as $36,200. As of the date of this Annual Report on Form 10-K, it is unclear how much of this total cost, if any, the Corporation and/or MKE will be expected to bear. The Corporation and other respondents have agreed to design the soil remediation system, pursuant to an Administrative Consent Order with the EPA, other respondents, and certain other entities identified as potentially responsible parties. In the meantime, the Corporation and other respondents are proceeding with an alternative dispute resolution process, in order to fix the percentage for which each respondent is liable.

     The Corporation has been named one of several hundred defendants, in an action in Utah brought by approximately 50 to 100 plaintiffs who have been ordered by the EPA to clean up a waste oil treatment facility known as the Ekotek Superfund Site. The total current estimate to clean up the entire site is $30,000 to $60,000. The Corporation has not admitted liability and is unable to determine, as of the date of this Annual Report on Form 10-K, what the Corporation's percentage of responsibility, if any, may be. Based on the Corporation's current available information, the Corporation does not believe that the plaintiffs will be able to establish that the Corporation was responsible for any significant amount of the pollution at the Ekotek site, but there can be assurances in this regard.

     The Corporation and one other defendant have been named in a lawsuit brought by the owner of certain land in Sacramento, California. Plaintiff seeks a maximum of $604 from the defendants as a result of alleged pollution of plaintiff's land by the seepage of pollutants from the defendants' land to the plaintiffs' land. The Corporation has denied liability.

     On July 26, 1994, the New York State Department of Environmental Conservation sent the Corporation a letter in which it claimed that the Corporation, as the owner and operator of transit car manufacturing facilities in Hornell, New York, was a potentially responsible party for the cleanup of hazardous substances from the site. The State of New York has not specifically requested any monies and has not instituted any proceedings since the notice letter. Further, there is no estimate of the cost of cleanup, except a March 1994 Record of Decision in which it was estimated that the total cost may be as high as $2,000, with an annual operation and maintenance cost for five years of $113.

     In late 1995, the Corporation received a Notice of Potential Liability and Request for Participation in Cleanup Activities from the Maine Department of Environmental Protection with respect to the Portland Bangor Waste Oil Site in the State of Maine. The Corporation is one of approximately 110 potentially responsible parties. The Maine DEP has determined that the Corporation has a 1.7116% share of the gallons of waste oil contributed to the site, that such a percentage makes the Corporation about the fifth or sixth largest contributor, and that the total site cleanup cost would be approximately $30,000.

     On January 23, 1996, the Corporation was notified by a committee of potentially responsible parties of possible environmental liability on the part of the Corporation with respect to the Barrels, Inc. site in Michigan. The site was a drum recycling facility that operated in the 1980s and was cleaned up by the Michigan Department of Natural Resources in 1986. Approximately 254 customers have been identified who allegedly shipped drums to the site for recycling. As of December 31, 1995, the state of Michigan spent approximately $1,300 to clean up the site. The Corporation has denied all responsibility.

     With the foregoing exceptions, the Corporation to the best of its knowledge believes that it is presently in substantial compliance with all applicable federal and state environmental laws and does not anticipate that such compliance will have a material impact on its future capital expenditures, earnings or competitive position. However, the risk of environmental liabilities and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Corporation's business and there can be no assurance that material environmental liabilities and compliance charges will not arise.

MK RAIL CORPORATION: The Corporation commenced its locomotive operations at its Boise Locomotive Plant in 1969. At the time, solvents were used in the process of cleaning equipment at the facility. Wastewaters generated from the equipment cleaning process containing solvents were discharged from the process to in-ground wastewater treatment basins that were connected to drainfields. This wastewater treatment system was in place until 1984. In 1985, the Corporation received notices from the Idaho Department of Health and Welfare, Division of Environmental Quality ("IDEQ") and the United States Environmental Protection Agency ("EPA"), indicating that it was in violation of state and federal environmental laws with respect to the Boise Locomotive Plant. These notices led to the issuance in 1991 of a Post Closure Permit, which is the formal permit pursuant to which a detailed corrective action plan is specified for a cleanup process following the "closure"or termination of the releases which created the problem (the "Permit"). In compliance with the Permit, more than 57 wells have been drilled on the property and on property adjacent to its Boise Locomotive Plant by the Corporation and MK Rail to retrieve and treat non-potable contaminated shallow groundwater, to monitor any movement of the contaminated plume and to monitor the deeper potable groundwaters at the facility. In May 1994, MK Rail Corporation, then a wholly-owned subsidiary of the Corporation, completed an Initial Public Offering ("IPO") which decreased the Corporation's investment in MK Rail to 65%. The Boise Locomotive Plant was among the assets transferred to MK Rail prior to MK Rail's IPO.

     MK Rail has estimated that it will cost approximately $125 per year in 1996 dollars over the next 25 years to comply with the remediation and monitoring requirements of the Permit, and approximately $120 per year in 1996 dollars over the next 25 years for response to off-site groundwater contamination.

     In addition, MK Rail would be liable for any damages resulting from hazardous substances migrating from the facility to the regional aquifer system which serves most of the domestic and industrial users of groundwater in the area (which includes and extends beyond Boise). In the event of contamination of the regional aquifer, MK Rail would be required, among other things, to provide potable water to affected users and to install a treatment system to clean up the polluted water, and could incur other liabilities, the combined cost of which cannot be estimated, but would be expected to be material in amount. The regional aquifer system, however, occurs at a depth which is approximately 190 feet below groundwater levels currently identified as contaminated. While MK Rail's management has stated that it believes there is no evidence that the regional aquifer system is currently threatened by releases of contaminants from the Boise Locomotive Plant, no assurance can be given in this regard.

     Foster Wheeler Energy Corporation ("FWEC") is named as a potentially responsible party with respect to the MK Rail's Mountaintop, Pennsylvania plant, which has been listed by the EPAin its data base of potential hazardous waste sites, the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). FWEC, the seller of the Mountaintop property to the Corporation in 1989, has agreed to indemnify the Corporation against any liabilities associated with this Superfund site. MK Rail's management believes that this indemnification arrangement is enforceable and, although such obligation is unsecured and therefore structurally subordinate to secured indebtedness of FWEC, that FWEC has the financial resources to honor its obligations under this indemnification arrangement. This indemnification does not alter MK Rail's potential liability to third parties (other than FWEC) or governmental agencies under CERCLA but creates contractual obligations on the part of FWEC for such liabilities.

     MK Rail is currently voluntarily remediating surficial contamination resulting from a release of xylene in connection with a storage tank leak at its St. Louis, Missouri facility. MK Rail notified the relevant state regulatory agency of its remediation plan and, with the concurrence of the state agency, initiated site remediation in 1994. Based on monitoring results, MK Rail anticipates discontinuing site remediation in 1996.

AVAILABILITY OF RAW MATERIALS

Raw materials and components necessary for the rendering of construction and engineering services for the Corporation are generally available from numerous sources. The Corporation does not foresee any unavailability of materials and components which would have a material adverse effect on its overall business in the near term.

EMPLOYEES

The Corporation's total worldwide employment varies widely since it depends upon the volume, type and scope of operations under way at any given time, as well as upon weather conditions and other factors.

     At December 31, 1995, the Corporation employed a total of approximately 7,800 employees including project direct-hire craft employees.

     The Corporation's primary assets are its highly skilled professionals, who have the ability to leave the Corporation and so deprive it of the skill and knowledge essential for performance of new and existing contracts. The Corporation is a service business; it is highly dependent on its customers' belief that the Corporation will perform professional tasks of the highest standards over an extended period of time. Continued deterioration of the Corporation's business, or loss of a number of key professionals, will have a material adverse effect on the Corporation and may threaten its ability to survive as a going concern.

     Effective June 30, 1995, the Corporation, adopted key employee retention and severance plans to retain certain key professionals on which the Corporation's business is dependent while the Corporation proceeds with restructuring alternatives. The plans encourage key employees to remain employed with the Corporation by providing them with additional compensation and by providing enhanced severance benefits under certain circumstances to any covered employee that may be involuntarily terminated.

     On April 10, 1996, the Corporation's board of directors approved amendments to the retention and severance plans and adopted a new severance plan. The retention plan, as amended, provides that covered employees will have the option of receiving a cash payment on July 1, 1996 equal to twice the cash payment received on December 15, 1995 ("initial cash payment"), or elect (prior to April 30, 1996) to postpone the July 1, 1996 cash payment until the earlier of the Corporation's emergence from a Chapter 11 proceeding or September 30, 1996. Covered employees who elect to postpone payment will receive an additional cash amount equal to the initial cash payment prorated on the number of days from July 1, 1996 to September 30, 1996, but no later than September 30, 1996 and no less than 25% of the initial cash payment.

     Under the amended severance plan, covered employees who are involuntarily terminated (without cause) after the occurrence of (i) a change in control of the covered employee's division,(ii) a bankruptcy filing, or (iii) a change in any consecutive two year period of a majority of the directors (unless each new director was approved by a vote of two-thirds of the remaining directors), will receive cash awards ranging from four to nine months of annual base salary. The severance plan terminates on the confirmation of any Chapter 11 plan concerning the Corporation or July 1, 1996 provided that no triggering event has occurred. On April 10, 1996, the Corporation's board of directors also adopted a substantially similar severance plan which provides covered employees with severance benefits if they are involuntarily terminated (without cause) between April 10, 1996 and December 31, 1997. Covered employees for the purpose of this new plan are employees who elect to postpone payment of their cash award under the retention plan until after July 1, 1996. The Corporation paid $2,167 of the retention award on December 15, 1995 and has accrued an estimated liability for retention plan awards of $3,657 at December 31, 1995. See the "Benefit Plans - Retention and Severance Pay Plans" Note to Consolidated Financial Statements in
Part II of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
(ALL DOLLAR AMOUNTS IN THOUSANDS)

At December 31, 1995, the Corporation and its consolidated subsidiaries owned more than 1,650 units of heavy and light major mobile construction and contract mining equipment.

     Because of the mobile nature of its construction business, the Corporation does not own any significant amount of real property. All four of its principal administrative office facilities in Boise, Idaho; Cleveland, Ohio; Denver, Colorado and San Antonio, Texas are leased under long-term, noncancelable leases. The Boise and Cleveland administrative offices and engineering facilities consisting of approximately 337,300 square feet and 246,700 square feet, respectively, are rented under long-term, noncancelable leases expiring in 2015 and 2010, respectively. The Corporation's obligations, net of sublease income for the Boise and Cleveland facilities under these noncancelable leases, at December 31, 1995 was $154,700.

     The Corporation has been holding discussions with the landlord of its Boise administrative office facility with the intent to amend certain terms and conditions of its noncancelable lease expiring in 2015, including a reduction in the annual rental and a reduction in the term of the lease.

     Aggregate annual rental payments on real estate and equipment leased by the Corporation during the year ended December 31, 1995 was approximately $34,550. For further information on rentals and minimum rental commitments, see the "Commitments and Contingencies - Long-Term Leases" Note to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

     The Corporation considers that its owned construction and mining equipment and its leased administrative properties are well maintained and suitable for its current operations. Maintenance and repair expenses, principally for keeping its construction and mining equipment fleet at a standard of operating condition, of approximately $32,300 in 1995, $35,800 in 1994 and $39,600 in 1993, have been charged to operations. Maintenance and repair expenses of approximately $32,500 for the year 1995 included $11,800 of such expenses incurred in connection with the Navasota mining services contract which was terminated February 29, 1996. See the "Subsequent Events - Navasota Mining Services Contract" Note to Consolidated Statements in Part II of the Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

The Corporation has previously reported regarding lawsuits in the following four general categories that were either settled or are currently pending against the Corporation and/or MKRail and their respective directors and/or officers: (1) class actions relating to transactions in the common stock of the Corporation;
(2) class actions relating to the issuance of, and transactions in, the common stock of MK Rail; (3) derivative actions brought by persons who claim to be stockholders of the Corporation; and (4) claims brought by the former stockholders of three corporations, Touchstone, Inc., TMS, Inc. and Clark Industries, Inc., acquired by the Corporation in exchange for shares of the Corporation's common stock and the businesses of which are now part of MK Rail. The plaintiffs in these actions have sought various remedies, including compensatory and punitive damages and injunctive relief.

1. MK SECURITIES CLASS ACTIONS. Seven separate cases have been consolidated as In Re Morrison Knudsen Securities Litigation, No. 940334SEJL (U.S. District Court, District of Idaho) (first filed July 28, 1994). The plaintiffs in this consolidated action represent the class of stockholders who purchased shares of the Corporation's common stock during the period of October 15, 1993 to March 31, 1995. Defendants include the Corporation, certain of the Corporation's current and former officers, and the Corporation's auditors. The plaintiffs purport to state claims for violation of certain federal and state securities laws and certain common law claims, and seek damages in an unspecified amount. As discussed more fully below, the parties have entered into a court-approved settlement, the ultimate effectiveness of which is contingent upon settlement of other actions.

2. MK RAIL SECURITIES CLASS ACTIONS. Two cases relating to the issuance of, and transactions in, the common stock of MK Rail have been consolidated in the U.S. District Court for the District of Idaho. These are: Susser, et al. v. Agee, et al., No. CIV 940477SLMB (U.S.D.C. D. Idaho), and Newman, et al. v. Agee, et al., No. CIV 940478SEJL (U.S.D.C. D. Idaho) (both filed October 20, 1994). The plaintiffs in these consolidated actions represent the class of stockholders who purchased shares of common stock of MK Rail during the period of April 26, 1994 to April 25, 1995. Defendants include the Corporation, MK Rail, certain current and former officers and directors of the Corporation and MK Rail, and the managing underwriters of MK Rail's initial public offering. The plaintiffs purport to state claims for violation of certain federal securities laws and certain common law claims and seek damages in an unspecified amount. A settlement agreement (described below) was approved by the court on March 29, 1996, and is subject to appeal for a period of 30 days following March 29, 1996. The ultimate effectiveness of the MK Rail Securities Class Actions is contingent upon other settlements.

3. DERIVATIVE ACTIONS. Thirteen derivative actions have been filed in state courts in Idaho and Delaware, naming as defendants certain of the Corporation's present and former directors and officers. The Corporation is a nominal defendant in each of these actions. Five of the cases are pending in the Idaho Fourth District Court in Ada County, and eight of the cases are pending in the Delaware Chancery Court in New Castle County. The plaintiffs alleged, among other things, that the

Corporation's former chairman breached fiduciary duties to the Corporation, and that the remaining defendants authorized or acquiesced to his allegedly wrongful conduct and failed to properly supervise his activities; that the defendants breached fiduciary duties to the Corporation and/or MK Rail by exposing the Corporation and MK Rail to securities fraud claims and by artificially inflating the price of the Corporation's and MK Rail's stock; that the defendant directors breached fiduciary duties by allowing the Corporation's former chairman to pursue high-risk strategies and manipulate assets without reasonable inquiry, and by failing to implement effective internal controls relating to dissemination of certain information relating to the Corporation; and that the defendant directors breached fiduciary duties by wasting corporate assets through payment of excessive compensation to the Corporation's former chairman. The five Idaho derivative cases are as follows: (i) DeKlotz, et al. v. Morrison Knudsen Co., et al., No. CV009500605D (Idaho Dist. Ct., Ada Cty.) (filed February 13, 1995); (ii) Wohlgelernter v. Agee, et al., No. CVOC9500656D (Idaho Dist. Ct., Ada Cty.) (filed March 24, 1995); (iii) Flinn v. Agee, et al., No. CVOC9500765D (Idaho Dist. Ct., Ada Cty.)(filed February 21, 1995); (iv) Steiner
v. Agee, et al., No. CVOC9500745D (Idaho Dist. Ct., Ada Cty.) (filed
February 17, 1995); and (v) State Board of Administration of Florida v. Morrison Knudsen Corp., et al. (herein referred to as "Florida"), No. CVOC9502463D (Idaho Dist. Ct., Ada Cty.) (filed June 2, 1995). Settlement agreements (described below) are scheduled for court review on May 21, 1996. The eight Delaware derivative cases are as follows: (i) Stern v. Agee, et al., Civil Action No. 14032 (Del. Ch.) (filed February 13, 1995); (ii) Hager v. Agee, et al., Civil Action No. 14034 (Del. Ch.) (filed February 14, 1995); (iii) Troy v. Agee, et al., Civil Action No. 14167 (Del. Ch.) (filed March 31, 1995); (iv) Caffrey v. Agee, et al., Civil Action No. 14033 (Del. Ch.) (filed February 13, 1995); (v) Hammerslough v. Agee, et al., Civil Action No. 14042 (Del. Ch.) (filed
February 17, 1995; (vi) Rosenn v. Agee, et al., Civil Action No. 14106 (Del. Ch.) (filed March 9, 1995); (vii) Citron v. Agee, et al., Civil Action No. 14136 (Del. Ch.) (filed March 22, 1995); and (viii) Antonicello v. Agee, et al., Civil Action No. 14182 (Del. Ch.) (filed April 4, 1995). Settlement agreements (described below) are scheduled for court review on April 15, 1996.

4. MK RAIL COMPONENTS ACTIONS.

          Theodore E. Nelson v. Morrison Knudsen Corp., No. 951029 (U.S.D.C. W.D. Tenn.) (filed February 7, 1995; Richard Jacobs, et al. v. Morrison Knudsen Corp., No. 951024 (U.S.D.C. W.D. Tenn.) (filed February 7, 1995); and Richard Jacobs, et al. v. Agee, No. 951168 (U.S.D.C. W.D. Tenn.) (filed July 18, 1995).

     The plaintiffs in these actions claim to have been all of the stockholders of Touchstone prior to the Corporation's acquisition of Touchstone through an exchange offer. The Corporation is the sole defendant. The Plaintiffs allege that certain financial statements of the Corporation upon which they based their decision to exchange Touchstone shares were misleading. The plaintiffs purport to state claims for violation of federal and Tennessee securities laws, and Tennessee common law. The plaintiffs further allege that the Corporation violated the exchange agreement under which they exchanged their Touchstone shares. As described below, the cases have been settled.

          Karol Pilarczyk, et al. v. Morrison Knudsen Corp., MK Rail Corp., Agee, Hanks, Cleary, Smith, Herbots and O'Donnell, No. 95CV1835 (U.S.D.C. N.D.N.Y.) (filed December 22, 1995; First Amended Complaint filed December 28, 1995).

     Plaintiffs in this action are the former shareholders of TMS, Inc. ("TMS"). On December 30, 1992, the Corporation acquired TMS under an exchange agreement, pursuant to which plaintiffs exchanged their TMS shares for shares of the Corporation's common stock then allegedly valued at $14,000, a portion of which was allegedly placed into escrow for ten years, one-tenth of which is released annually, in exchange for the agreement of certain plaintiffs not to compete with the Corporation. Plaintiffs claim that the Corporation warranted in the exchange agreement that its 1991 Annual Report, report on Form 10-K, Proxy Statement and its Quarterly Reports to Shareholders and reports on Form 10-Q for the first three quarters of 1992 were true and accurate but that those reports, as well as later statements by the Corporation and certain of the individual defendants, were false and misleading. Plaintiffs claim that they were induced to enter into the exchange agreement and the noncompete agreements by the defendants' allegedly false statements. Plaintiffs assert claims under and/or for: Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b5 thereunder; breach of the Exchange Agreement; breach of an alleged covenant of good faith and fair dealing with respect to the Exchange Agreement and noncompete agreements; unjust enrichment; common law fraud; negligent misrepresentation; and rescission of the exchange agreement. Plaintiffs together seek compensatory damages of not less than $7,500, treble damages, punitive damages of not less than $5,000, pre and postjudgment interest and attorneys' fees. The defendants filed a motion to dismiss the First Amended Complaint on April 8, 1996.

          Richard J. Clark, et al. v. Morrison Knudsen Corp. and Agee, No. 952305 (U.S.D.C. C.D. Ill.) (filed December 29, 1995).

     Plaintiffs in this action are the former shareholders of Clark Industries, Inc. ("Clark Industries"). On December 30, 1993, the Corporation acquired Clark Industries under an exchange agreement, pursuant to which plaintiffs exchanged their Clark Industries stock for shares of the Corporation's common stock then allegedly valued at $2,108, a portion of which was allegedly placed into escrow for ten years, one-tenth of which is released annually, in exchange for the agreement of the plaintiffs not to compete with the Corporation. Plaintiffs claim that the Corporation represented to the plaintiffs that its Annual Report on Form 10-K for the year ended December 31, 1992 and its reports on Form 10-Q for the first three quarters of 1993 were accurate, but that those reports were inaccurate. Plaintiffs claim that they were induced by the defendants' false and misleading statements to enter into the exchange agreement. Plaintiffs assert claims under and/or for: Sections 10(b) and 20(a) of the Security Exchange Act of 1934 and Rule 10b5 thereunder; the Racketeer Influenced and Corrupt Organization Act ("RICO"), 18 U.S.C. Sections 1961 et seq.; the Illinois Consumer Fraud Act, Section 815 Ill. Consol. Stat. Sections 5 et seq.; the Illinois Consumer Fraud Act, Section 815 Ill. Consol. Stat. Sections 505 et seq., and common law fraud. Plaintiffs seek compensatory damages of approximately $1,000, treble damages under RICO, punitive damages of $3,000, attorney's fees and prejudgment interest. The Corporation filed a motion to dismiss on March 20, 1996.

SETTLEMENTS. Settlement discussions have been held among the Corporation, MK Rail, certain of their respective present and former officers and directors, their insurance carriers, the underwriting defendants and plaintiffs with respect to all of the pending cases except Pilarczyk. These discussions have resulted in agreements to settle the MK Securities Class Actions, the MK Rail Securities Class Actions, the Derivative Actions and the Touchstone Actions. No agreement to settle has been reached in the Clark action.

     The settlements, other than that of the Touchstone Actions, must be submitted to, and approved by, the courts presiding over the various cases. There can be no assurance that the settlements will be approved by the courts or consummated in the form described below or in any other form. The process of court approval of the settlements as of this date, stands as follows:

1. MK SECURITIES CLASS ACTIONS. The settlement of the MK Securities Class Actions has been approved by the United States District Court for the District of Idaho in a final judgment entered on December 1, 1995. One objection to the settlement was filed by the plaintiffs in the Touchstone Actions and then withdrawn before the entry of judgment. No appeal has been filed. A court approved settlement fund was established and settlement proceeds (cash of $35,000, which was provided entirely by insurers, and a share certificate for 2,976,923 shares of the Corporation's common stock) were deposited therein during 1995. The issuance of the common stock represented by such certificate and the transfer of the settlement proceeds from the settlement fund to the control of the plaintiffs and, thus, the effectiveness of the settlement is, however, subject to certain conditions, including the entry of final, nonappealable judgments approving the settlements in the MK Rail Securities Class Actions and the MK Derivative Actions.

2. MK RAIL SECURITIES CLASS ACTIONS. The settlement of the MK Rail Securities Class Actions was approved on March 29, 1996 by the United States District Court for the District of Idaho, subject to appeal for a period of 30 days following March 29, 1996. A court-approved settlement fund was established and the Corporation deposited a share certificate for 869,231 shares of its common stock into such fund after the settlement was approved. In addition to a condition that the settlement be approved by an order of the Court that becomes final and nonappealable, the issuance of the common stock represented by such certificate and the transfer of the settlement proceeds to the control of the plaintiffs and, thus, the effectiveness of the settlement is subject to certain other conditions, including the entry of a final nonappealable judgment approving the settlement of the "Double Derivative" Claims in Wohlgelernter. The effectiveness of the settlement of the MK Rail Securities Class Actions is not, however, subject to the final judicial approval of the settlements in the MK Securities Class Actions or the MK Derivative Actions.

3. MK DERIVATIVE ACTIONS. The settlements of the MK Derivative Actions has been submitted for approval by the Delaware Chancery Court and the Idaho District Court for Ada County. The settlements do not include the "Double Derivative" Claim asserted on behalf of MK Rail in Wohlgelernter. In connection with the settlements of the MK Derivative Actions, the Corporation reached an agreement with Mr. Agee with respect to his severance benefits, including pension rights, to which the plaintiffs do not object. Pursuant to Preliminary Orders of the Courts, notice has been sent to the stockholders and a hearing has been scheduled for April 15, 1996 before the Delaware Court of Chancery and for May 21, 1996 before the Idaho District Court. If approved by final orders of the Delaware Chancery Court and the Idaho District Court that become final and nonappealable, settlement proceeds from the MK Derivative Actions (less attorneys' fees and expenses) will be transferred to the control of the settlement fund in the MK Securities Class Actions and, thus, the effectiveness of the settlement is subject to certain conditions, including the entry of final, nonappealable judgments approving the settlements in the MK Securities Class Actions (which condition has been satisfied), the MK Rail Securities Class Actions and the "Double Derivative" Claims asserted on behalf of MK Rail in Wohlgelernter. The settlement of Florida has been submitted to the Idaho District Court for Ada County for approval. Pursuant to the Court's Preliminary Approval Order, notice has been sent to the stockholders, and a hearing has been set for May 21, 1996 before the Court. Under the terms of the settlement in Florida, MK is obligated to pay the plaintiffs' attorneys' fees awarded by the Court in an amount not to exceed $140. The effectiveness of the settlement is conditioned only on the entry by the Idaho Court of a judgment approving the settlement that becomes final and nonappealable.

4. "DOUBLE DERIVATIVE" CLAIMS. Settlement of the "Double Derivative" Claims asserted on behalf of MK Rail in Wohlgelernter was reached on March 4, 1996. The stipulation of settlement has been submitted to the Idaho District Court for Ada County for approval and a hearing with respect to such approval has been set for May 21, 1996. The Corporation has no monetary or other obligations under the settlement of the actions resulting from the "Double Derivative" claims (the "Double Derivative Actions"). However, $4,500 in the reduction of intercompany debt owed by MK Rail to the Corporation is attributable to the settlement of the Double Derivative Actions, the MK Securities Class Actions and the MK Rail Securities Class Actions. The effectiveness of the settlement is conditioned upon the entry by the Idaho Court of a judgment approving the settlement that becomes final and nonappealable and upon the entry of a final, nonappealable judgment approving the settlement in the MK Rail Securities Class Actions.

     If final, nonappealable judgments approving the settlements are entered and all other conditions to the effectiveness of the various settlements are satisfied, the settlement terms will require the Corporation, as its share of the settlements, to (i) issue 2,976,923 shares of common stock in exchange for the share certificate held by the settlement fund created in connection with the settlement of the MK Securities Class Actions; and (ii) issue 869,231 shares of common stock in exchange for the share certificate held by the settlement fund created in connection with the settlement of the MK Rail Securities Class Actions. The settlement fund created in connection with the MK Securities Class Actions will transfer the net (after plaintiffs' attorneys' fees and related expenses) insurance proceeds received by the Corporation in connection with the settlement of the MK Securities Class Actions and the MK Derivative Actions (excluding Florida) into a settlement account to be distributed to the plaintiffs in connection with the settlement of the MK Securities Class Actions. The settlement of the Derivative Actions also requires the implementation of certain "therapeutic measures" with respect to corporate governance. Those measures include, among other things, making reasonable efforts to appoint up to seven additional non-employee directors, a presumption that Board and Stockholders meetings will be held in Boise or certain other specified locations, disclosure of certain common memberships of directors or their immediate families on governing bodies of not-for-profit organizations, and a requirement that future executive compensation not be based on certain nonrecurring items without stockholder approval, and (in connection with the separate settlement of Florida) requirements that the directors be stockholders and that at least one director be an engineer and the establishment of the position of stockholder liaison. In addition, the defendant non-employee directors (other than Mrs. Peden) will relinquish five years of credited service for purposes of the Corporation's Retirement Plan for non-employee Directors. The settlement terms also would require MK Rail, as its share of the settlement of the MK Rail Securities Class Actions, to issue 413,793 shares of common stock and shares of a new class of preferred stock with a redemption value of $1,000. The Corporation's insurance carriers have paid $35,000 on behalf of the individual defendants in the MK Securities Class Actions and the Derivative Actions, and MK Rail's insurance carrier has paid $6,000 into a settlement fund created in connection with the settlement of the MK Rail Securities Class Actions. The funds paid by MK Rail's insurance carrier will include the purchase from the settlement fund of the MK Rail preferred stock referred to above for $1,000. In a separate transaction, the Corporation has entered into an agreement with MK Rail to reduce the principal amount of the intercompany debt owed to the Corporation by MK Rail on account of the consideration to be paid by MK Rail in settlement of the MK Rail Securities Class Actions. The agreement between the Corporation and MK Rail further provides that such reduction will be adjusted in the event the settlement is not consummated. The Corporation's auditors separately reached a settlement with the plaintiffs in the MK Securities Class Actions. The Corporation and the auditors have agreed to release one another from claims arising from the litigation; such releases are subject to certain conditions, including effectiveness of the respective settlements by the Corporation and the auditors of the MK Securities Class Actions. If the Corporation consummates a financial restructuring in the form of the Plan, the Corporation expects that plaintiffs who receive shares of the Corporation's common stock in the foregoing settlements will be treated the same as the other existing stockholders of the Corporation. See the disclosure under Item 1. "Business - Recapitalization Plan" for a discussion of the proposed treatment of existing stockholders of the Corporation under the recapitalization plan in Part I of this Annual Report on Form 10-K.

5. TOUCHSTONE ACTIONS. The Touchstone Actions have been settled and notices of voluntary dismissal with prejudice were filed on January 16, 1996. Under the terms of the settlement, the Corporation (i) paid $425 to the plaintiffs; (ii) paid to the plaintiffs their additional actual out-of-pocket fees and costs, in the amount of $156, on or about April 1, 1996; and (iii) agreed to pay the difference, if any, between $5,250 and the sum of (x) all proceeds received by the plaintiffs as members of the class from the settlement of the MK Securities Class Actions and (y) the amount paid to plaintiffs under subparagraph (ii). The amount payable to the plaintiffs under subparagraph (iii) is due (a) on January 1, 1997 if plaintiffs receive the proceeds of the MK Securities Class Actions on or before that date; (b) if plaintiffs receive the proceeds of the settlement of the MK Securities Class Actions between January 3 and June 30, 1997, within ten days of receipt; or (c) on June 30, 1997 if plaintiffs have not received the proceeds of the settlement of the MK Securities Class Actions by that date, in which event plaintiffs have agreed to assign their interests in the proceeds of the settlement of the MK Securities Class Actions to the Corporation. The agreement provides that the Corporation may, at its election, pay up to 50% of the amount due under subparagraph (iii) above in the form of unrestricted, freely tradable shares of its common stock, valued at the closing price on the fifth trading day preceding the applicable payment date. The settlement also provides for certain changes in the escrow agreements securing the noncompete agreements of certain plaintiffs.

SEC INVESTIGATIONS. The Corporation previously reported that it had been notified that the staff of the Central Regional Offices of the Securities and Exchange Commission planned to recommend to the Commission that one of the Corporation's subsidiaries be named as a respondent in an administrative action in connection with an ongoing investigation of the issuance by the City and County of Denver of revenue bonds to finance the construction of the Denver International Airport. The Corporation has since filed a brief with the Commission disputing the staff recommendation. The Commission has not announced a decision. The Corporation also previously reported that MK Rail and the Corporation are subject to a formal investigation by the Pacific Regional Office of the Commission. The Corporation continues to provide documents in response to discovery requests and otherwise cooperate with the Commission's staff in connection with this investigation.

See the disclosure under the caption Item 1. "Business - Environmental Matters" for discussion of pending environmental matters in Part I of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation did not submit any matters to a vote of security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION: The Corporation's voting common stock is traded on the New York and Pacific Stock Exchanges under the Symbol MRN. At the close of business on March 31, 1996 the Corporation had 33,231,191 shares issued and outstanding. The New York and Pacific Stock Exchanges have certain listing criteria applicable to companies listed on such exchanges including financial criteria and minimum requirements as to the number of holders of listed securities. The Corporation currently does not meet the financial listing criteria for the New York Stock Exchange or the Pacific Stock Exchange. Continuing losses that may be sustained by the Corporation or transactions the Corporation may pursue in connection with a possible reorganization could adversely impact the Corporation's continuing eligibility for listing on such exchanges. In the event that the New York Stock Exchange or the Pacific Stock Exchange were to seek to delist the Corporation's common stock, the Corporation would seek to obtain relief from the New York Stock Exchange or the Pacific Stock Exchange, as the case may be. However, there can be no assurance that such efforts would be successful. In the event that the Corporation was unable to list its common stock with either exchange, there would be reduced liquidity for the Corporation's stockholders, which would have a material adverse effect on the Corporation's stockholders.

HOLDERS: The approximate number of record holders of the Corporation's voting common stock at March 31, 1996 was approximately 8,350 and does not include beneficial owners of the Corporation's common stock held in the name of a broker, dealer, bank, voting trustee or other nominee. The cash dividends declared and the New York Stock Exchange composite high and low sales prices of the Corporation's common stock traded on the New York and Pacific Stock Exchanges for each quarterly period within the two most recent fiscal years are set forth under the caption "Quarterly Financial Data" in Part II of this Annual Report on Form 10-K.

DIVIDENDS: The Corporation paid a cash dividend of $.20 a share in each of the calendar quarters of 1994 and the first calendar quarter of 1995. The Corporation has not paid any cash dividends after its $.20 quarterly dividend in 1995. Under the terms of its bank credit agreements and the applicable requirements of Delaware law, the Corporation is currently prohibited from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


OPERATING SUMMARY                                          1995          1994 (a)       1993 (a)       1992 (a)       1991 (a)
- ------------------------------------------------------------------------------------------------------------------------------

Revenue                                                $1,708,666     $2,021,003     $2,329,876     $2,002,960     $1,573,769
Operating income (loss) from
  continuing operations                                    18,822       (100,768)        60,553         43,731         60,727
Income (loss) from continuing operations
  before extraordinary charge and
  cumulative effect of accounting change                  (79,636)      (155,698)        28,918         10,136         23,535
Income (loss) from discontinued operations,
  net of tax                                             (182,302)      (193,937)         6,849          3,300         11,921
Extraordinary charge from write-off of
  unamortized debt issue cost, net of tax                      --             --             --         (3,096)            --
Cumulative effect of accounting change for
  postretirement health care costs, net of tax                 --             --             --        (17,403)            --
- ------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $ (261,938)    $ (349,635)    $   35,767    $    (7,063)    $   35,456
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

Income (loss) per common and common
  equivalent share:
  Income (loss) from continuing operations
    before extraordinary charge and
    cumulative effect of accounting change                 $(2.41)       $ (4.79)         $ .93          $ .33          $ .82
  Income (loss) from discontinued operations                (5.52)         (5.96)           .22            .11            .42
  Extraordinary charge                                         --             --             --           (.10)            --
  Cumulative effect of accounting change                       --             --             --           (.57)            --
- ------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $(7.93)       $(10.75)         $1.15          $(.23)         $1.24
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

Dividends declared per share                                  $--           $.80           $.80           $.80           $.74
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION SUMMARY
- ------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                $ 63,086       $ 66,864     $   80,000     $  127,263     $  136,808
Net assets of discontinued MK Rail operations              72,000        142,424        128,447         85,178         66,076
Other current assets                                      349,718        428,062        486,778        424,409        469,598
Investments and other assets                               87,264        152,368        197,827        220,865        216,434
Property and equipment, net                                56,092        113,229        148,494        149,647        138,108
Total assets                                              628,160        902,947      1,041,546      1,007,362      1,027,024
Short-term and current portion of long-term debt          251,226        192,152         36,292          3,853          1,226
Estimated reimbursement obligations of
  discontinued Transit operations                         111,444             --             --             --             --
Other current liabilities                                 354,341        447,570        436,848        335,638        317,964
Debt due after one year                                        --          7,873          8,368            457        195,152
Obligations and advances in excess of
  investment in Transit operations                             --         79,438         39,666        180,906         35,258
Other non-current liabilities and minority interests      104,831        118,118        113,405        110,737         81,274
Stockholders' equity (deficiency)                        (193,682)        57,796        406,967        375,771        396,150
- ------------------------------------------------------------------------------------------------------------------------------
Book value per share                                       $(5.83)         $1.76         $12.87         $12.26         $13.17
Shares outstanding at year end                         33,237,900     32,864,200     31,618,000     30,640,000     30,086,300
- ------------------------------------------------------------------------------------------------------------------------------


(a) Reclassified to give effect to the discontinuance of MK Rail Corporation and Transit operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS
The Corporation operates in one industry segment, engineering and construction.

     The Corporation provides design, engineering, construction, procurement, project-management and construction-management services in the infrastructure market, including transportation, water resources, heavy civil and energy developments, as well as industrial buildings. The Corporation also provides services to the nuclear and fossil-fueled power markets and in cogeneration, waste-to-energy, environmental and hazardous waste, and wastewater treatment fields; and in addition serves the hydroelectric, oil and gas, and mine engineering markets. A number of subsidiaries are engaged in long-term contract mining of coal and lignite at mines in the United States and Germany. Other markets include operations and maintenance services for military and commercial facilities.

     At December 31, 1995, the Corporation had less-than-majority equity interests in Westmoreland Resources, Inc., a coal mining company in Montana, and Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG mbH"), a company that operates lignite coal mines, power and process plants in Germany. Also at December 31, 1995, the Corporation had a 62.8% majority interest in McConnell Dowell Corporation, Limited ("MDC") an engineering and construction contractor based in Australia. Subsequent to December 31, 1995, the Corporation sold its 62.8% ownership interest in MDC. Because of the Corporation's decision to sell its ownership interest in MDC, the Corporation has accounted for its investment in MDCduring the year 1995 by the equity method. See the "Subsequent Events - McConnell Dowell Corporation, Limited" Note to Consolidated Financial Statements.

NEW BUSINESS AND BACKLOG

NEW BUSINESS: The Corporation booked new business of $1,438.3 million in 1995 compared to $1,772.3 million in 1994. Of the $1,438.3 million of new work booked in 1995, $665.0 million (46%) consisted of the Corporation's proportionate share of a major highway joint-venture project in Colorado and its proportionate share of a joint-venture project providing environmental restoration and waste management services at a Superfund site in Colorado. New business consists of new engineering, construction, environmental and mining services contracts and changes to existing contracts.

BACKLOG: Backlog of all uncompleted contracts at December 31, 1995 was $3,864.4 million, compared with $4,134.7 million at year-end 1994. Backlog consists of uncompleted portions of engineering and construction contracts, including the proportionate share of construction joint -venture contracts, the next five-year portion of long-term mining services contracts and the funded and unfunded portions of long-term contracts and subcontracts with various agencies of the U.S. Government. The Corporation has a number of contracts and subcontracts with various agencies of the U.S. Government principally for environmental remediation and restoration work, which contracts extend beyond one year and for which government funding has not yet been approved. The unfunded portions of such contracts included in backlog at December 31, 1995 and 1994 were $1,986.9 million and $1,702.6 million, respectively. Contracts and subcontracts with agencies of the U.S. Government are subject to unilateral termination at the option of the U.S. Government. The Corporation does not expect any material portion of its government contracting business to be terminated. See Item 1. "Backlog" and "U.S. Government Contracts" in Part I of this Annual Report on Form 10-K.

     The following table sets forth the contract revenue backlog at December 31, 1995 and 1994 and the new business booked in each of the two years in the period ended December 31, 1995.

NEW BUSINESS AND BACKLOG
(THOUSANDS OF DOLLARS)

- --------------------------------------------------------------------------------
                               1995                          1994
                   NEW BUSINESS      BACKLOG     NEW BUSINESS      BACKLOG
                   --------------------------    --------------------------
                    $1,438,300     $3,864,400     $1,772,300     $4,134,700
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The 1995 year-end backlog of $3,864.4 million was comprised of 18% fixed-price and 82% fee-type contracts. The 1994 year-end backlog of $4,134.7 million was comprised of 28% fixed-price and 72% fee-type contracts.

     The Corporation's business is being adversely affected by its poor financial condition, and by the reluctance of many potential customers to engage the Corporation on new or additional projects. The Corporation has experienced a 16% decline in new business booked in 1995 compared to 1994. The decline in new business has had a material adverse effect on the Corporation. If the Corporation's diminished ability to secure new work continues, it will further adversely impact the Corporation's ability to continue as a going concern.

     Approximately $1,165.0 million or 62% of 1995 year-end backlog of $1,877.5 million (excluding the $1,986.9 million unfunded portion of U.S. Government contracts) is expected to be recognized as revenue in 1996. Although backlog reflects only business which is considered to be firm and is an indication of expected future revenues, there can be no assurance that contract cancelations or scope adjustments will not occur or when revenue and earnings from such backlog will be realized.

RESULTS OF OPERATIONS
1995 COMPARED TO 1994


                                                                               QUARTER ENDED                  YEAR ENDED
                                                                               DECEMBER 31,                  DECEMBER 31,
                                                                          ----------------------      ------------------------
                                                                           1995           1994           1995           1994

Revenue                                                                   $390.3         $485.1       $1,708.7       $2,021.0
Operating income (loss) from continuing operations                          14.3         (108.7)          18.8         (100.8)
General and administrative expenses                                        (14.9)          (9.6)         (59.2)         (33.1)
Interest expense                                                            (6.1)          (2.4)         (28.2)          (4.9)
Other income (expense), net                                                 (1.8)         (18.7)          (4.4)         (19.7)
Equity in net income of unconsolidated affiliates                            4.7            4.1           23.0           11.4
Loss on disposition of investments in affiliates, net                       (2.3)          (6.1)         (19.7)         (15.1)
Gain on MK Gold Company's sale of stock                                       --             --             --            1.3
Provision for stockholders' litigation settlements                            --          (25.0)            --          (25.0)
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



REVENUE: Revenue from continuing operations for the fourth quarter of 1995 was $390.3 million, a decrease of $94.8 million compared to $485.1 million for the comparable period of 1994, and revenue from continuing operations for the year ended December 31, 1995 was $1,708.7 million, a decrease of $312.3 million compared to $2,021.0 million for the year ended 1994. The decline was principally due to the execution and completion of a number of major contracts for petrochemical and industrial manufacturing customers, as well as execution and completion of a number of contracts for public work and light trackwork projects in the corresponding periods of 1994, contrasted with decreases in similar new construction because of a decline in new contract awards in 1994 and 1995. The Corporation's decline in new contract awards has continued in the first quarter of 1996. See "New Business and Backlog" above.

OPERATING INCOME (LOSS): The Corporation reported operating income from continuing operations for the fourth quarter of 1995 of $14.3 million compared to an operating loss of $108.7 million from continuing operations for the same period of 1994. Operating income from continuing operations for the year ended December 31, 1995 was $18.8 million compared to an operating loss of $100.8 million from continuing operations for the year 1994.

     Year ended December 31, 1995 operating results were affected by the recognition of a number of unusual items, the net result of which was to adversely impact operating income for 1995 by $.9 million. Items having an adverse impact included provisions of $25.3 million for anticipated losses on a number of fixed-price construction contracts, including $16.8 million in connection with the Corporation's participation in a joint-venture contract to construct a toll bridge in the maritime provinces of Canada, $2.2 million provision for the anticipated costs of settling a long-term noncancelable lease obligation and $6.3 million provision to write-off certain assets in the fourth quarter of 1995, the carrying amount of which had been impaired. Items having a beneficial impact included $18.9 million proceeds from the settlements of claims on fixed-price contracts completed in prior periods and $14.0 million of mining services fees recognized in the fourth quarter of 1995. These mining service fees represent income earned during the years 1994 and 1995 from providing mine planning, engineering and related services to MIBRAG mbH, but because of restrictions on repatriation of funds imposed as a consequence of German government loan guarantees of MIBRAG mbH's current andfuture indebtedness, the Corporation, pursuant to the terms of the purchase agreement with the German government, was precluded from realizing the full amount of the fees during the periods when they were earned. The German government, in consideration for a reduction in its loan guarantees has, among other things, agreed to lift the restrictions on payment of mining service fees by MIBRAG mbH to the Corporation and in addition, lift limitations on any future payment of dividends by MIBRAG mbH. See the "Investments in and Advances to Unconsolidated Affiliates" Note to Consolidated Financial Statements.

     Fourth quarter 1994 and year ended December 31, 1994 results of operations were adversely impacted by the recognition of $103.3 million of charges to operating results consisting of (i) $12.8 million provision to write-off the Corporation's remaining investment in the Vertac environmental remediation and waste disposal project due to the termination for convenience of the contract by the U.S. Government, (ii) $17.5 million provision for anticipated losses because of customer-disputed change orders on a number of light trackwork projects,
(iii) $6.3 million provision for anticipated losses for customer-initiated scope change orders subsequently rejected by the customer in connection with a power plant project, (iv) $13.0 million provision for anticipated losses on a fixed-price contract to construct a toll bridge in the maritime provinces of Canada, (v) $9.1 million provision for anticipated engineering and labor cost overruns on fixed-priced petrochemical and railroad electrification projects,
(vi) $28.0 million provision for anticipated losses because the fixed-priced Taipei subway project encountered unstable subsoil conditions that affected tunnel boring progress, (vii) $8.0 million provision to write-down the Corporation's investment in the net assets of the North Pacific construction operations to their net recoverable value, based on the Corporation's decision in late 1994 to sell the assets and business of its North Pacific construction operations and (viii) $8.6 million provision for miscellaneous other write-downs of operating assets and investments and provisions for anticipated losses on uncompleted fixed-price contracts.

     The Corporation reported operating income from continuing operations for the first nine months of 1995 of $4.5 million (after accounting for its investment in MDC by the equity method for 1995) compared to $7.9 million operating income for the same period of 1994. The results of continuing operations for the first nine months of 1995 were affected by the recognition of a net charge to operations of $8.6 million consisting of (i) $25.3 million provision for anticipated losses on a number of fixed-price construction contracts and a $2.2 million provision for anticipated costs of settling a long-term noncancelable lease obligation partially offset by (ii) a $18.9 million gain from the settlements of a number of claims on fixed-price contracts completed in prior periods.

     The results of continuing operations for the first nine months of 1994 were affected by the recognition of aggregate charges to operating results of $17.6 million consisting of (i) $4.3 million provision to write-down certain surplus tunnel-boring equipment to their estimated net recoverable values (ii) $2.3 million provision for anticipated losses due to delays on the Taipei subway project (iii) $5.0 million provision to write-down its investment in Vertac and a $6.0 million provision to write-down the capitalized cost of a CFSystems' processing facility to their then estimated net recoverable values. Vertac was a remediation and waste disposal project terminated for convenience of the U.S. Government and CF Systems is a wholly-owned subsidiary currently performing environmental remediation work. See the "Commitments and Contingencies -
CF Systems" Note to Consolidated Financial Statements.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expense for the fourth quarter and the year ended 1995 increased $5.3 million and $26.1 million, respectively, from the same periods of 1994. The increases are due to substantial non-recurring costs and expenses for legal and other professional costs and expenses associated with stockholder litigation, restructuring of the Corporation's secured debt and contingent obligations. In addition, the Corporation accrued $3.0 million and $6.0 million in the fourth quarter and year ended December 31, 1995, respectively, for additional compensation in connection with the adoption in July 1995 of a twelve month retention plan for key employees. The Corporation paid $2.2 million of the retention award on December 15, 1995 and has accrued an estimated liability for retention plan awards of $3.7 million at December 31, 1995. See Item 1 "Business - Employees" for a discussion of the retention and severance pay plans for key employees in Part I of this Annual Report on Form 10-Kand the "Benefit Plans - Retention and Severance Pay Plans" Note to Consolidated Financial Statement.

     General and administrative expenses for the fourth quarter of 1994 included estimated non-recurring accruals of $4.9 million for legal and professional expenses associated with pending stockholder litigation and employee severance costs.

INTEREST EXPENSE: Interest expense for the fourth quarter and year ended December 31, 1995 increased $3.7 million and $23.3 million, respectively, from the same periods of 1994. The significant increase in interest expense in 1995 is attributed to a substantially higher weighted average level of debt outstanding during 1995 compared to 1994 ($294.4 million compared to $154.5 million) and a weighted average cost of borrowing during the fourth quarter and the year ended December 31, 1995 of 9.3% and 9.0%, respectively, compared to 6.9% and 5.7%, respectively, during the comparable periods of 1994.

OTHER INCOME (EXPENSE), NET: Other net expense of $4.4 million for the year ended December 31, 1995 is comprised principally of a $3.6 million provision to write-down the carrying amount of the Morrison Knudsen Depot sold in January 1996, $5.9 million provision to write-off investments and an uncollectible notes receivable, and $1.1 million provision to recognize losses on future rent costs on certain long-term noncancelable real estate leases to the extent they will not be offset by sub-lease rental income. These expenses were partially offset by $4.9 million of interest and dividend income and net gains from sales of marketable securities and $1.9 million underwriting income of the insurance subsidiary. See the "Other Income (Expense), Net" Note to Consolidated Financial Statements.

     Other net expense of $19.7 million for the year ended December 31, 1994 was due principally to the recognition of $24.0 million of provisions for write-downs of investments and assets reflecting the Corporation's decision in late 1994 to accelerate repatriation of certain off-shore investments and receivables, reduce the carrying amount of the Corporation's investment in Western Aircraft, Inc., to estimated net recoverable value and provide an allowance for the estimated reduction in realizable values of accounts and notes receivable due to the Corporation's decision to accelerate collection. See the "Other Income (Expense) Net" Note to Consolidated Financial Statements.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED AFFILIATES: Equity in the net income of unconsolidated affiliates of $23.0 million for the year ended December 31, 1995 increased $11.6 million compared to $11.4 million for the year 1994. Equity in the results of operations of the unconsolidated affiliates in 1995 consisted of $13.7 million income from MIBRAG mbH, $10.8 million income from MDC, $.7 million income from Westmoreland Resources, Inc. and $2.2 million loss from MKA. The increase is primarily due to the inclusion in 1995 of $10.8 million representing the Corporation's 62.8% share of the net income of MDC. Subsequent to December 31, 1995, the Corporation sold its 62.8% ownership interest in MDC. Because of the Corporation's decision to sell its ownership interest in MDC, the Corporation has accounted for its investment in MDC for the year ended December 31, 1995 by the equity method. The Corporation reported MDC as a consolidated subsidiary for the year ended December 31, 1994. See the "Investments in and Advances to Unconsolidated Affiliates and Subsequent
Events - McConnell Dowell Corporation, Limited" Notes to Consolidated Financial Statements.

     Equity in the results of operations of unconsolidated affiliates of $11.4 million for the year ended December 31, 1994 consisted primarily of the recognition of $15.5 million income from MIBRAG mbH offset by $4.6 million loss from the Corporation's equity in the results of operations of two development stage companies. The Corporation also recognized a $7.2 million loss on disposition of its investments in the development stage companies stemming from the Corporation's decision to discontinue its financial support for these non-core businesses. See Dispositions of Investments in Affiliates following.

DISPOSITIONS OF INVESTMENTS IN AFFILIATES: The $19.7 million net loss on disposition of investments in affiliates for the year ended December 31, 1995 consisted of a $9.3 million loss on the Corporation's sale in June 1995 of its remaining ownership interest in MK Gold Company, an $8.1 million loss on the sale in September 1995 of its investment in MK Investments, Inc. (North Pacific construction operations) and a $2.3 million loss to write-off the Corporation's investment in MKA stemming from its decision in December 1995 to no longer provide MKA with financial support. See the "Disposition of Investments in Affiliates - Dispositions in 1995" Note to Consolidated Financial Statements.

     The $15.1 million net loss on dispositions of investments in affiliates for the year ended December 31, 1994 consisted of a $4.9 million gain on the Corporation's sale in 1994 of a portion of its ownership interest in SCDI offset by a $12.7 million loss from writing-off the Corporation's investment in Texas TGV in June 1994 after Texas TGV's failure to provide equity financing for a high speed rail system project as required under the franchise agreement and a $7.2 million loss on the disposition of two development-stage companies stemming from the Corporation's decision in December 1994 to discontinue its financial support for these non-core businesses. See the "Dispositions of Investments in Affiliates - Dispositions in 1994" Note to Consolidated Financial Statements.

PROVISION FOR LITIGATION SETTLEMENTS: Agreements as to the principal economic terms of settlements of securities class actions and derivative actions were reached in June 1995, subject to, among other things, approval by the appropriate courts. The settlement terms provided, among other things, for the Corporation's insurance carriers to deposit $35.0 million cash into a court-approved settlement fund and for the Corporation to deposit into this settlement fund a certificate for 2,976,923 shares of common stock in connection with the MK Securities Class Actions and a certificate for 869,231 shares of common stock in connection with the MK Rail Securities Class Actions. Both the cash and stock certificates were deposited into the settlement fund during 1995. Upon the approval of the settlements by the various courts, the Corporation will issue 3,846,154 shares of new common stock to the plaintiffs. Effective December 1994, the Corporation recognized an aggregate pretax charge of $25.0 million for the estimated cost of the litigation settlements representing the then fair value of the common stock expected to be issued. The estimated liability for the $25.0 million litigation settlements is included in the accompanying balance sheets at December 31, 1995 and 1994 as a non-current liability. Assuming court approval and issuance of the stock, the cost of the settlements will be adjusted to reflect the current fair market value of the Corporation's stock at the time of court approval. However, there can be no assurance that such final settlements will be approved by the appropriate courts. These settlements do not include the two actions brought by the former stockholders of a number of companies whose stock was acquired by the Corporation through an exchange of the Corporation's common stock. See Item 3. "Legal Proceedings" in Part I of this Annual Report on Form 10-K and the "Legal Proceedings" Note to Consolidated Financial Statements.

INCOME TAX EXPENSES: The Corporation recognized income tax expense for the year ended December 31, 1995 of $9.9 million on a pretax loss of $69.7 million whereas in 1994 the Corporation recognized a tax benefit of $30.9 million on a pretax loss of $185.9 million. The 1995 income tax expense is for foreign and state income taxes relating to certain jurisdictions in which the Corporation had net taxable income. The Corporation did not provide any tax benefit in 1995 due to substantial doubt of realization based on circumstances described in the "Basis of Presentation and Management's Plans" Note to Consolidated Financial Statements whereas a partial tax benefit was provided on the Corporation's 1994 pretax loss. The net deferred tax assets reflect management's estimate of the amount which will, more likely than not, be realized. See the "Taxes on Income" Note to Consolidated Financial Statements.

DISCONTINUED OPERATIONS: In connection with the disposition of Transit, the Corporation recorded a $95.8 million loss for the year ended December 31, 1995, without providing future tax benefits. The loss includes (i) a $3.6 million loss from operations for the six month period ended June 30, 1995, the effective date of disposal, (ii) $85.5 million provision for the Corporation's estimated reimbursement obligations for the net cash losses resulting from Amerail's performance of certain transit car contracts transferred to Amerail, and (iii) $6.7 million accrual for transaction costs and employee severance and benefits costs associated with the decision to dispose. The Corporation has recognized its Transit reimbursement obligations through the estimated final completion of the transit car contracts based upon the best information available which included financial and operating information provided by Amerail, over which the Corporation has no control. There can be no assurance that the net cash losses ultimately realized upon completion of such contracts will not exceed the Corporation's estimated reimbursement obligations at December 31, 1995. See the "Changes in Business - Discontinued Transit Operations" Note to Consolidated Financial Statements.

     In connection with its decision to sell MK Rail, the Corporation recorded an $86.5 million net loss for the year ended December 31, 1995 after providing net tax benefit of $10.9 million. The loss includes (i) a $3.8 million net loss from operations for the three month period ended March 31, 1995, the measurement date, and (ii) $82.7 million loss from disposal including $18.1 million loss from discontinued operations of MK Rail and $64.6 million loss provision to write-down the Corporation's carrying amount of its investment in and note receivable from MK Rail to their estimated net realizable values based upon the best information available in the circumstances. See the "Changes in Business - Discontinued MK Rail Operations" Note to Consolidated Financial Statements.

     Consistent with the presentation of Transit and MK Rail as discontinued operations, the Corporation's share of Transit and MK Rail's results of operations for the periods prior to December 31, 1995 and the Corporation's after-tax gain of $20.0 million recognized from MK Rail's sale of stock in May 1994 have been segregated and reported as discontinued operations in the consolidated statements of operations. In addition, the net assets and liabilities (current and non-current) related to MK Rail are segregated in the balance sheet at December 31, 1995 and 1994.

RESULTS OF OPERATIONS
1994 COMPARED TO 1993

The Corporation's revenue decreased for both the fourth quarter and the year ended December 1994 compared to the same periods of 1993. This decline was principally due to the execution and completion of contracts during the previous year, contrasted with decreases in new contract awards and postponements of the start-up of major new infrastructure projects in 1994.

     The Corporation reported a $97.7 million operating loss in the fourth quarter of 1994 compared to $10.9 million operating income in the comparable period of 1993 and a $82.2 million operating loss for the year 1994 compared to $55.4 million operating income in 1993. The results of operations for both the quarter and the year ended December 1994 were influenced by the decrease in new contract awards and postponements of the start-up of previously awarded contracts and adversely affected by the recognition of write-downs of operating assets and investments as well as provisions for anticipated losses on uncompleted fixed-price contracts. The Corporation recognized $103.3 million of pretax charges to operating results in the fourth quarter of 1994 consisting of:

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

  17.5 million   Contract scope changes initiated by the customer during the fourth quarter on a number of light rail transportation projects have subsequently been disputed by the customers.
                 These disputed change orders have given rise to claims asserted against the customers for additional revenue. In accordance with the Corporation's accounting policy no revenue was recognized for these items. The cost overruns stemming from the disputed change orders caused the estimated contract costs to be in excess of contract revenue. A provision for anticipated losses was recorded to reflect these excess costs.

   6.3 million   Change orders for customer-initiated scope changes on a power plant project were rejected by the customer. These change orders were then included in a claim asserted against the customer. In accordance with the Corporation's accounting policy no revenue was recognized for these items. The cost overruns stemming from the unapproved change orders caused the estimated contract costs to be in excess of contract revenue. A provision for anticipated losses was recorded to reflect these excess costs.

  13.0 million   Establishment of a liability for anticipated losses on a
                 fixed-price contract to construct a toll bridge in the maritime provinces of Canada. The anticipated losses are based on additional costs expected to be incurred in the completion of the project based on actual experience during the 1994 mobilization phase of the project.

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

   8.0 million   Write-down of the Corporation's investment in the net assets of the North Pacific construction operations. This write-down is based on the Corporation's decision in late 1994 to attempt to sell the assets and business of its North Pacific construction operations.

   8.6 million   Miscellaneous other write-downs of operating assets and
                 investments and provisions for anticipated losses on
                 uncompleted contracts.
- --------------
$103.3 million
- --------------
- --------------


     In addition, the Corporation's results of operations for the first nine months of 1994 also were adversely impacted by write-downs of operating assets and provisions for anticipated losses on uncompleted contracts. The Corporation recognized $17.6 million of pretax charges to operating results through September 30, 1994 consisting of (i) $4.3 million write-down of its surplus tunnel-boring equipment to their estimated net recoverable values (ii) $2.3 million provision for anticipated losses due to delays on the Taipei subway project and (iii) $5.0 million provision to write-down its investment in Vertac and a $6.0 million provision to write-down the capitalized cost of a processing facility of

CF Systems. Vertac was a remediation and waste disposal project terminated for convenience of the U.S. government and CF Systems is a wholly-owned subsidiary currently performing environmental remediation work. See the "Commitments and Contingencies - CF Systems" Note to Consolidated Financial Statements.

     Excluding the effects of the aggregate $120.9 million pretax charges for the year 1994, enumerated above, the Corporation's operating income for the year 1994 was $38.7 million, a decrease of $16.7 million from $55.4 million operating income in the year 1993.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the fourth quarter and year ended December, 1994 decreased $2.2 million and $4.3 million, respectively, from the same periods of 1993. The decreases in 1994 are due to cost reduction efforts. General and administrative expenses for the fourth quarter 1994 included estimated non-recurring pretax accruals of $4.9 million for legal and professional fees associated with pending stockholders litigation and employee severance costs.

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

OTHER INCOME (EXPENSE) NET: Other net expense of $19.7 million for the year 1994 was due principally to recognition of $24.0 million of provisions for write-downs of investments and assets reflecting the Corporation's decision in late 1994 to accelerate repatriation of certain off-shore investments and receivables, and reduce the carrying amount of the Corporation's investment in Western Aircraft, Inc., as well as, provide an allowance for estimated reduction in realizable values of accounts and notes receivable due to the decision to accelerate collection. See the "Other Income (Expense) Net" Note to Consolidated Financial Statements.

     Other net income of $26.8 million for the year ended December 31, 1993 was due principally to the recognition of $35.8 million of interest, dividends and net gains on sales of marketable securities partially offset by an aggregate of $9.0 million net losses principally from losses on disposals and write-down of assets. See the "Other Income (Expense) Net" Note to Consolidated Financial Statements.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED AFFILIATES: The Corporation's share of unconsolidated affiliates' income increased from $.5 million in the fourth quarter ended December 31, 1993 to $4.1 million income in the comparable period of 1994. The increase is primarily due to the recognition by the Corporation of its $6.4 million equity in the net income of MIBRAG mbH, acquired effective January 1994. The Corporation's share of investee earnings increased from a $5.8 million loss in the year ended December 1993 to $11.4 million income in the year 1994. The increase is principally due to (i) recognition of $15.5 million equity in the net income of MIBRAG mb Hoffset by losses of $4.6 million, principally from its equity investments in a number of development stage companies for which the Corporation decided to discontinue its funding and (ii) the Corporation's share of the combined $4.6 million operating losses for Joy
MK Projects Company and McConnell Dowell Corporation, Ltd. in 1993 prior to their consolidation in April and June 1993, respectively. See the "Investments in and Advances to Unconsolidated Affiliates" Note to Consolidated Financial Statements.

GAINS ON SUBSIDIARIES SALES OF STOCK: In the fourth quarter of 1993, MK Gold completed an IPO of 8,000,000 shares of its common stock. The Corporation recognized a $10.6 million pretax gain because MK Gold's selling price per share exceeded the Corporation's carrying amount per share. In January 1994, 1,350,000 shares of MK Gold's common stock were sold under an option granted by MK Gold to its IPO underwriters to cover over-allotments. The Corporation recognized a $1.3 million pretax gain with respect to such shares, because MK Gold's public offering price per share exceeded the Corporation's carrying amount per share.

DISPOSITION OF INVESTMENTS IN AFFILIATES: The loss of $6.1 million on disposition of investments in affiliates for the fourth quarter of 1994 consisted of a net pretax charge of $7.2 million by the Corporation in connection with the disposition of two development-stage companies stemming from its decision in December 1994 to discontinue its financial support for these non-core businesses offset by the recovery of $1.1 million of its previous write-off of its investment in Texas TGV resulting from the sale in December 1994 of substantially all of its ownership interest in Texas TGV.

     In addition, the loss of $8.9 million on disposition of investments for the first nine months of 1994 consists of (i) a $13.8 million pretax charge in the second quarter of 1994 for the write-off of the Corporation's investment in Texas TGV, and (ii) a $4.9 million pretax gain in the first quarter of 1994 on the sale of a portion of its ownership interest in SCDI. See the "Disposition of Investments in Affiliates" and the "Subsequent Events - Strait Crossing Development, Inc." Notes to Consolidated Financial Statements.

PROVISION FOR LITIGATION SETTLEMENTS: Preliminary agreements as to the principal economic terms of settlement of securities class actions and derivative actions were reached in June 1995, subject to, among other things, approval by the appro-priate courts. The Corporation's settlement will include payment of cash and the issuance of stock. The Corporation's insurance carriers will pay $35.0 million in cash. The Corporation will issue new common stock. Effective December 1994, the Corporation recognized an aggregate pretax charge of $25.0 million for the estimated cost of the settlements. The estimated liability for the $25.0 million settlements is included in the balance sheet at December 31, 1994 as a non-current liability. Assuming court approval and issuance of the stock, the current fair market value of the Corporation's stock at the time of court approval will be reflected in stockholders' equity. However, there can be no assurance that the final settlements will be approved by the appropriate courts.These settlements do not include actions brought by the former stockholders of a number of companies acquired through an exchange of stock. See
Item 3. "Legal Proceedings" in Part I of this Annual Report on Form 10-K and the "Legal Proceedings" Note to Consolidated Financial Statements.

INCOME TAX (EXPENSE) BENEFIT: The Corporation recognized a tax benefit in 1994 of 16.6% of pretax loss whereas in 1993 the Corporation's tax expense was 41.8% of pretax income. A full tax benefit was not provided on the Corporation's 1994 loss due to uncertainty of realization causing the disparity in the rate of the tax benefit recognized in 1994 compared to the rate of tax expense recognized in 1993. After recognizing a tax benefit for that portion of the Corporation's loss which is available for carryback to prior years, the remaining net deferred tax assets, consisting of deductible temporary differences, were reduced by a valuation allowance which was established to reduce the carrying amount of deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's estimate of the amount which will be realized from future taxable income which can be predicted with reasonable certainty. See the "Taxes on Income" Note to Consolidated Financial Statements.

MINORITY INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY: The Corporation's consolidated balance sheet at December 31, 1994 includes 100% of the assets and liabilities of MDC and the consolidated statement of operations for the year ended December 31, 1994 includes 100% of MDC's revenues and expenses. The minority interest share of MDC's accumulated earnings (losses) at December 31, 1995 and MDC's net loss for the year ended December 31, 1994 are reflected as "Minority Interest in Subsidiary" and "Minority Interest in Net Loss of Subsidiary" in the accompanying balance sheet at December 31, 1994 and statement of operations for the year ended December 31, 1994, respectively.

DISCONTINUED OPERATIONS: Transit reported a loss from operations of $224.4 million for the year 1994 compared to $11.0 million operating income for the year 1993. The 1994 loss included $199.0 million of charges for anticipated cost-overruns on uncompleted fixed-price contracts for new transit cars in their early stages of production, after revision in the second and fourth quarters of 1994, of the estimated costs and earnings (losses) at completion. The cost overruns were anticipated as a result of Transit's actual experience for incurred labor and other direct manufacturing costs with new transit cars that went into production in late 1994 and early 1995 being much worse than originally estimated. In addition these anticipated cost overruns were also associated with engineering and design changes on new transit cars for the California Department of Transportation and National Railroad Passenger Corporation, which caused significant increases in estimated costs for materials and labor and were expected to cause delays in deliveries which required the recognition of contingency losses for liquidating damages.

     In addition, Transit recognized (i) a $14.7 million provision in the fourth quarter of 1994 to write-off the balance of its capitalized initial design and engineering costs because the estimated operating margins on the then current uncompleted and future contracts was not expected to be sufficient to allow recovery of those deferred costs and (ii) a $9.2 million provision in the third quarter of 1994 for anticipated losses to manufacture 42 of 133 locomotives on the uncompleted MK Rail fixed-price contract with Southern Pacific Railroad (the "SP").

     Transit reported operating income of $11.0 million for the year 1993, primarily the result of the increased volume of net transit cars manufactured and delivered under a successful contract with a midwest transit authority.

     MK Rail Corporation reported a loss from operations of $50.0 million for the year 1994 compared to $10.3 million operating income for the year 1993. The 1994 loss included $39.2 million of unusual charges consisting of (i) a $12.4 million provision for aggregate losses on uncompleted locomotive remanufacturing contracts including $8.2 million in connection with the SP contract (completed in February 1995) caused by higher than expected labor and materials costs and a $4.2 million provision for losses in connection with a maintenance contract in the United States and remanufacturing contracts in Australia (ii) $7.3 million accrual for estimated legal and professional fees primarily attributable to stockholders' litigation (iii) aggregate provisions of $8.4 million, comprised of $3.7 million provision for noncancelable purchase commitments of research and development services under contract with outside firms, $2.7 million provision for future lease losses on the prospective lease of new MK 5000 locomotives and $2.0 million provision for estimated manufacturing costs in excess of market value, all of which stem from MK Rail's decision to curtail its ongoing activities in new locomotive manufacturing and technology and (iv) $11.1 million provision for the loss on disposition of its Argentine operations. In the fourth quarter of 1994 MK Rail Corporation made a determination to dispose of substantially all of its Argentine operations.

FINANCIAL CONDITION
Liquidity and capital resources (THOUSANDS OF DOLLARS)

                                                            DECEMBER 31,
                                                      ------------------------
                                                        1995           1994

CASH AND CASH EQUIVALENTS:
    Beginning of period                               $ 66,864       $ 80,000
    End of period                                       63,086         66,864
TOTAL DEBT, including $9,320 of accrued and
  deferred interest on antecedent debt at
  December 31, 1995                                    371,990        200,025

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                      -----------------------
                                                        1995           1994
NET CASH PROVIDED (USED) BY:
    Operating activities                              $(24,959)      $ 22,244
    Investing activities                                45,715         20,957
    Financing activities                                52,464        145,422


     Total capitalization at December 31, 1995 was $178.3 million, and consisted of $372.0 million debt net of a $193.7 million stockholders' deficiency compared to total capitalization at December 31, 1994 of $257.8 million, which consisted of $200.0 million debt and $57.8 million stockholders' equity.

     After funding the discontinued operations of MK Rail and Transit, losses on a number of major fixed-price construction and environmental projects and the losses on a number of failed development-stage transportation and other investments in prior years, the Corporation's financial condition continued to deteriorate during 1995. During 1995, the Corporation continued to fund operating losses on a number of long-term fixed-price construction contracts, pay substantial period costs and expenses including the expenses of professionals associated with the Corporation's financial restructuring, proposed recapitalization plan and stockholders' litigation and service its debt burden by paying $22.6 million interest in 1995.

     The Corporation's sources of cash used to fund its operations in 1995 were principally $42.0 million from sales of investments in affiliates and $26.5 million in federal tax refunds. As a result, cash and cash equivalents decreased $3.8 million during 1995 to a year-end balance of $63.1 million.

LIQUIDITY

On August 10, 1995, the Corporation and its bank lenders and surety agreed as of July 31, 1995 to a restructuring of the Corporation's existing indebtedness and the establishment of two new interim credit facilities, expiring September 1, 1995, to advance up to approximately $50.0 million to Transit prior to its planned divestiture. The restructuring provided, among other things, for (i) an increase in the amount of the bridge loan from $122.1 million to $129.0 million,
(ii) extension of the maturity date for the bridge loan to March 31, 1996 and extension of the maturity date for the antecedent debt to December 31, 1996,
(iii) mandatory repayment of $100.0 million of antecedent debt on September 30, 1996 and $113.3 million on December 31, 1996 and required escrow payments under the Transit reimbursement obligations upon such repayments, (iv) required repayments with the net cash proceeds from sales of certain businesses and assets, and cash collected on certain receivables and (v) the granting of stock purchase warrants to the lender banks and the bonding company. The restructuring provides that ongoing indebtedness of the Corporation to the lender banks and the bonding company be secured. On October 17, 1995, the Corporation reached an agreement to dispose of Transit by transferring substantially all of the assets, certain liabilities, all contract operations and management of Transit to Amerail. In this connection, outstanding borrowings under the two interim credit facilities extended to Transit were paid off on October 17, 1995 and the maximum borrowing amount under the bridge loan was reduced from $129.0 million to $100.0 million. Following the disposition of Transit, the Corporation remains liable for certain net cash losses resulting from Amerail's performance of contracts transferred to Amerail by virtue of the Transit Reimbursement Agreement with its bonding company. The amount owing to the bonding company under the Transit Reimbursement Agreement will not, by agreement, exceed $31.2 million. In connection with the disposition of Transit, the Corporation agreed to guarantee Amerail's reimbursement obligation to certain banks which are providing a standby letter of credit and a new credit facility up to an aggregate amount of $141.7 million to support Amerail's performance of the Metra Contract (the "Metra Guaranty"). The amount owing under the Metra Guaranty is estimated to be $80.2 million at December 31, 1995. The Corporation estimates its reimbursement obligations for such net cash losses on the Transit contracts transferred to Amerail to be $111.4 million at December 31, 1995. However, there can be no assurance that the net cash losses ultimately realized at completion of the Transit contracts transferred to Amerail will not exceed the Corporation's estimated reimbursement obligations at December 31, 1995. The

Corporation cannot exercise any control over the management of Amerail and the execution of the Transit contracts. Certain amounts (determined on a formula basis) are required to be escrowed in respect of these obligations upon any repayments on the Corporation's antecedent debt.

     The Corporation expects negative cash flows from operations for 1996. Cash flows in 1996 will be negatively impacted by general and administrative costs and expenses in connection with its proposed recapitalization plan and stockholders' litigation, the required funding for the remainder of its fixed-price construction contract losses recognized in 1994 and 1995 and its continuing debt service including the accrued and deferred interest on its antecedent debt. On April 2, 1996, as partial consideration for the extension of the bridge loan facility from March 31, 1996 to September 31, 1996 the Corporation paid $14.4 million interest on the antecedent debt that had been accrued and deferred from July 1, 1995 through March 31, 1996. The Corporation's repayment obligations on existing indebtedness, after having paid the outstanding balance of the bridge loan on March 29, 1996, include (i) repayment of $100.0 million of antecedent debt on September 30, 1996, (ii) repayment of the $113.3 million balance of the antecedent debt on December 31, 1996, and
(iii) the additional amounts required to be escrowed in connection with its Transit reimbursement obligations for the benefit of the bonding company and certain lender banks on such dates and to ultimately fund the remaining $31.2 million reimbursement obligation to the bonding company and the estimated amount owing on the Metra Guaranty, currently $80.2 million at December 31, 1995. Even if the Corporation has sufficient liquidity to meet its obligations prior to the maturity of its antecedent debt, the Corporation believes that further refinancings of its existing indebtedness would not be sufficient to enable the Corporation to continue as a going concern. The Corporation further believes that cash generated from operations and the proceeds from the few contemplated asset and investment sales will not be sufficient to meet its existing antecedent debt obligations and the required escrow payments under the Transit reimbursement obligations in 1996.

     On March 29, 1996, the Corporation paid the outstanding balance owing under its bridge loan facility. On March 31, 1996, the Corporation and certain of its secured creditors agreed to amend certain terms and conditions of the bridge loan facility, which expired on March 31, 1996. The amendments to the bridge loan facility included, among other things, establishment of a new borrowing capacity of $47.5 million, and extension of its termination date to September 30, 1996. Outstanding borrowing under the amended bridge loan facility will be subject to interest at the prime rate plus one and one-half percent per annum (9.75% at March 31, 1996) due and payable on the last day of each month and on September 30, 1996. On April 2, 1996, as partial consideration for the extension of the bridge loan facility, the Corporation paid $14.4 million interest on the antecedent debt that had been accrued and deferred from July 1, 1995 through March 31, 1996. See the "Short-Term Debt - New and Amended Credit
Facilities "Note to Consolidated Financial Statements.

     The Corporation, which has been experiencing significant operating losses and is facing severe liquidity problems, has been discussing with certain of its secured and unsecured creditors, including holders of the Corporation's existing secured indebtedness, its bonding company, lessors in connection with certain long-term, noncancelable leases, and representatives of potential investors, alternatives to reduce or liquidate the Corporation's current and future financial debt obligations to permit the continuation of the Corporation as a going concern. These alternatives included, among other things, a number of remedies available to the Corporation, the goal of which is to alleviate the problems caused by the Corporation's excessive debt levels, debt service and certain long-term lease payment obligations, to enable the Corporation to continue to implement its revised business strategy and to help assure the Corporation's long-term viability. For that purpose, the Corporation initially presented a proposed recapitalization plan (the "Recapitalization") to certain of its secured creditors at a meeting held in February 1996, and has continued to discuss the terms of the Recapitalization with those creditors. Pursuant to the Recapitalization, the Corporation would exchange its existing secured indebtedness consisting of the antecedent debt and Transit reimbursement obligations and certain long-term lease obligations for a new issue of the Corporation's common stock (which initially will represent all of the outstanding common stock of the Corporation) and common stock of MK Rail representing the Corporation's 65% ownership interest in MK Rail, the Corporation's $52.2 million principal amount of its note receivable from MK Rail with interest at the prime rate (8.25% at March 31, 1996) and certain other assets. Existing stockholders and the Securities Class Actions claimants would receive new common stock purchase warrants in exchange for all the current outstanding shares of common stock and all the shares of common stock to be issued by the Corporation in settlement of the MK Securities Class Actions and MK Rail Securities Class Actions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in this
Part II. The Recapitalization contemplated effecting the exchange through a partial prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code (prepackaged plan). The objective of a prepackaged plan under Chapter 11 would be to allow the Corporation to achieve its objectives without unanimous approval of its creditors in the shortest time possible and continue to resume operations in its recapitalized form without the full burden of debt that existed prior to the bankruptcy proceedings.

     On or about April 15, 1996, the Corporation will solicit acceptances of its Recapitalization from its impaired creditors (holders of the Corporation's existing secured indebtedness). The Recapitalization, through the prepackaged plan is designed to substantially reduce the Corporation's secured debt obligations, lessen the risk of a protracted Chapter 11 proceedings which would significantly impact the Corporation's business and create a capital structure that allows the Corporation to continue in operation and maintain and enhance its competitive position. In addition, management anticipates that the proposed prepackaged plan would also allow management to concentrate more of its time on improving the Corporation's business opportunities, rather than on managing its debt obligations.

     As of the date of this Annual Report on Form 10-K, the Corporation has not reached final agreement with its secured creditors. The final form or results of a restructuring cannot be predicted, and there can be no assurance that a restructuring can be accomplished through a prepackaged plan. Any such restructuring, if successful, would substantially dilute or eliminate the value of existing stockholders' interests. If the Corporation is unable to effect a prepackaged plan, the Corporation will be forced to evaluate other available options, which may include the commencement or continuation of a Chapter 11 case without a preapproved plan. A nonprepackaged Chapter 11 case would likely be lengthier, involve more contested issues with creditors and other parties in interest, and result in significantly increased Chapter 11 expenses for professional consultants, a negative impact on cash flow due to lack of customer confidence resulting in reduction in new contract awards, and a corresponding reduction in the consideration received by the Corporation's secured creditors and existing stockholders than would be the case with a prepackaged plan.

     The Corporation's financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed herein, the
Corporation: had substantial losses and negative cash flow from operations in 1994 and 1995, which significantly reduced stockholders' equity and resulted in a substantial accumulated deficit and working capital deficiency at December 31, 1995; and does not expect to be able to make its required debt repayments in 1996. Thus, unless the Corporation is able to effect the Recapitalization or arrange a transaction with a strategic investor, these conditions raise substantial doubt about the Corporation's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DIVIDENDS

The Corporation has not paid cash dividends since the first quarter of 1995; however, under the terms of its bank credit agreements and the applicable requirements of Delaware law, the Corporation is prohibited from paying cash dividends. The Corporation is permitted to pay cash dividends under Delaware law only (i) out of its surplus (the excess of the current assets of the Corporation over its capital) or (ii) out of the net profits of the Corporation for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

CURRENCY RISKS

In the normal course of its business, the Corporation evaluates the use of forward contracts and options to hedge, reduce or eliminate its exposure to fluctuations in foreign currencies. The Corporation does not currently have in place any such direct hedging arrangements.

FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT ("FASB STATEMENT")

The requirements of FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"), which are effective January 1, 1996, will not have a material effect on the Corporation's financial condition or results of operations because the Corporation's current accounting policies are in compliance with the requirements of FAS 121.

     The requirements of FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION which are effective January 1, 1996 will not have a material effect on the Corporation's financial condition or results of operations because the Corporation has elected to remain with the accounting for stock-based compensation prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees.

OUTLOOK

Except for historical information, the material in this Outlook Section of Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purposes of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, actual results may differ materially due to a variety of factors including that there can be no assurance that the proposed recapitalization and financial restructuring can be accomplished at all or on the terms and conditions proposed or in a timely manner and even if a recapitalization is achieved, there can be no assurance that the existing stockholders of the Corporation will receive any recovery on their investment.

     In order to allow the Corporation to effect a bankruptcy reorganization under Chapter 11 of the United States Bankruptcy Code in the quickest and least costly manner, the Corporation will, on or about April 15, 1996, solicit accep-tances of its prepackaged plan from its impaired creditors (holders of the Corporation's existing secured indebtedness). Under a prepackaged plan, the acceptance of impaired creditors is solicited prior to filing a Chapter 11 bankruptcy reorganization pursuant to a disclosure statement. The vote of the Corporation's existing stockholders will be solicited after filing the prepackaged plan.

     Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor may remain in possession of its assets and business and attempt to reorganize its business for the benefit of the debtor, its creditors and other parties in interest. The prepackaged plan, as proposed by the Corporation, provides for the reorganization of the Corporation's capital structure, thereby enabling the Corporation to continue operations as a viable enterprise. A reorganization of the Corporation's capital structure will be effected through an exchange of certain of the Corporation's existing secured indebtedness, consisting of the secured antecedent debt and Transit reimbursement obligations and certain long-term lease obligations, for the issuance by the Corporation of new common stock, common stock of MK Rail representing the Corporation's 65% ownership interest in MK Rail, the Corporation's $52.2 million principal amount of its note receivable from MK Rail and certain other assets. Existing stockholders and the Securities Class Actions claimants would receive new common stock purchase warrants in exchange for all of the current outstanding shares of common stock and the shares of common stock to be issued by the Corporation in settlements of the MK Securities Class Actions and MK Rail Securities Class Actions.The common stock purchase warrants would have a term of five years and would represent the right to purchase approximately 10% of the Corporation's new common stock at an exercise price that would reflect more than full recovery by the holders of the Corporation's existing secured indebtedness. Therefore, the Corporation expects that the initial market value of the new common stock will be significantly less than the exercise price of the warrants.

     No agreement has yet been reached with the Corporation's secured creditors and there can be no assurance that the proposed recapitalization and financial restructuring can be accomplished.

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 1995
                          PRO FORMA ACCOUNTING TREATMENT

The accompanying unaudited pro forma consolidated balance sheet at December 31, 1995 has been prepared giving effect to:

     (i) the adjustments to reflect the consummation of the proposed recapitalization plan which contemplates an exchange of the Corporation's existing secured indebtedness, consisting of the secured antecedent debt and Transit reimbursement obligations and certain long-term lease obligations for a new issue of the Corporation's common stock, (which initially will represent all of the outstanding common stock of the Corporation), common stock of MK Rail representing the Corporation's 65% ownership interest in MK Rail, the Corporation's $52.2 million principal amount of its note receivable from MK Rail and certain other assets, and;

     (ii) the adjustments in connection with the adoption of fresh start reporting as required by AICPA Statement of Position 90-7, including recognition of the subsequent gain on debt discharge of prepetition liabilities, the adjustments to reflect assets and liabilities at their fair values, including the recognition of the excess of reorganization value over amounts allocable to identifiable assets, elimination of the accumulated deficit in retained earnings and other transactions contemplated in connection with the proposed recapitalization plan.

     For purposes of preparing "fresh start" accounting statements as specified in the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Corporation, with the assistance of its independent advisors, has estimated the reorganization value of the reorganized Corporation. This value will be allocated, based on estimated fair market values, to specific tangible or identifiable assets, and the Corporation will record an intangible asset equal to the reorganization value in excess of amounts allocable to identifiable assets. The total reorganization value includes a value attributed to common stock and the indebtedness contemplated by the reorganization but is not indicative of the trading values for those securities.

     The estimate of reorganization value is based upon, among other things, a review of the operating performance of publicly traded companies in each of the Corporation's businesses that offer services that are comparable to or competitive with the Corporation's services and the market valuation multiples of these companies. Market valuation multiples were applied to the Corporation's historical and projected financial information. The Corporation did not independently verify the information for the comparable companies considered in its valuation, which information was obtained from publicly available reports. The reorganization value takes into account, among other matters, (i) assumptions underlying the Corporation's projected financial information, (ii) the financial terms, to the extent publicly available, of certain historical acquisitions of companies whose operating businesses are believed to be reasonably comparable to certain businesses of the Corporation, (iii) the results of discounted cash flow analyses for certain of the Corporation's businesses on a going concern basis, based on projected financial information, and (iv) other economic and industry information relevant to the operating businesses of the Corporation.

     The projected financial information was based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Corporation, including, but not limited to, those with respect to the future courses of the Corporation's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

     No agreement has yet been reached with the Corporation's secured creditors and there can be no assurance that the proposed recapitalization and financial restructuring can be accomplished.

     The unaudited pro forma balance sheet at December 31, 1995 is not necessarily indicative of how the Corporation's balance sheet would have been presented had the transactions actually been consummated at December 31, 1995, nor is it necessarily indicative of the presentation of the Corporation's balance sheet for any future period. The unaudited pro forma balance sheet should be read in conjunction with the accompanying audited consolidated financial statements of the Corporation and the related financial statement footnotes thereto included elsewhere in this Annual Report on Form 10-K.

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET


                                                                   DECEMBER 31, 1995       PRO FORMA       DECEMBER 31, 1995
(AMOUNTS IN THOUSANDS)                                                HISTORICAL        ADJUSTMENTS (a)        PRO FORMA
- ------------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash and equivalents                                                    $ 63,086            $     --            $ 63,086
Deferred income taxes                                                     10,590             (10,590)                 --
Net assets of discontinued MK Rail operations                             72,000             (72,000)                 --
Other current assets                                                     339,128                  --             339,128
- ------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                     484,804             (82,590)            402,214
- ------------------------------------------------------------------------------------------------------------------------------
Investments and other assets
Other investments and assets                                              87,264              (8,816)             78,448
Reorganization value in excess of amounts
  allocable to identifiable assets                                            --              98,406              98,406
- ------------------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                        87,264              89,590             176,854
- ------------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                               56,092               4,300              60,392
- ------------------------------------------------------------------------------------------------------------------------------
Total assets                                                            $628,160            $ 11,300            $639,460
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Short-term debt                                                        $  37,882           $      --           $  37,882
Liabilities subject to compromise                                        324,788            (324,788)                 --
Other current liabilities                                                354,341                  --             354,341
- ------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                717,011            (324,788)            392,223
- ------------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                                      8,061              (8,061)                 --
Accrued postretirement benefit obligation                                 29,193              23,549              52,742
Accrued litigation settlements                                            25,000             (25,000)                 --
Other non-current liabilities                                             42,577                  --              42,577
- ------------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                            104,831              (9,512)             95,319
- ------------------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                                    --              18,000              18,000
- ------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Old common stock                                                         319,060            (319,060)                 --
New common stock                                                              --             133,918             133,918
Accumulated deficit                                                     (510,147)            510,147                  --
Other accounts                                                            (2,595)              2,595                  --
- ------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity (deficiency)                                 (193,682)            327,600             133,918
- ------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficiency)               $  628,160            $ 11,300            $639,460
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


(a) To record the settlement of liabilities subject to compromise and recognize the subsequent gain on debt discharge, cancel all prepetition ownership interests in the Corporation, record the adjustments to reflect assets and liabilities at their fair values, eliminate the accumulated deficit in retained earnings, and record other transactions contemplated in connection with the proposed recapitalization plan.

     The prepackaged plan as currently proposed would have resulted in the discharge of approximately $349.8 million of prepetition claims against the Corporation including the accrued litigation settlements through the issuance of new Common Stock to secured creditors with a book value of $133.9 million, (which initially will represent all of the outstanding common stock of the Corporation), distribution of the Corporation's 65% ownership interest in MK Rail and its note receivable from MK Rail with an aggregate carrying amount of $72.0 million and $18.0 million of redeemable preferred stock, and would have resulted in an anticipated gain on debt discharge of $125.9 million. No agreement has yet been reached with the Corporation's secured creditors and there can be no assurance that the proposed recapitalization and financial restructuring can be accomplished.

QUARTERLY FINANCIAL DATA
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------
Selected quarterly financial data for each of the two years in the period ended December 31, 1995, are presented below. Computations of income (loss) per common share for each quarter and the annual period are independent.


                                                                                Quarter
                                                        ------------------------------------------------------
1995                                                     1st (a)        2nd (a)          3rd (a)        4th (a)       Year
- ------------------------------------------------------------------------------------------------------------------------------

Revenue                                                 $ 366,486      $ 459,209      $ 492,639      $ 390,332    $ 1,708,666
Operating income (loss) from continuing operations          4,708         10,628        (10,849)        14,335         18,822

Loss from continuing operations                         $ (19,636)     $ (10,436)     $ (37,882)     $ (11,682)   $   (79,636)
Income (loss) from discontinued operations                (31,683)        (1,952)       (66,742)       (81,925)      (182,302)
- ------------------------------------------------------------------------------------------------------------------------------
Net loss                                                $ (51,319)     $ (12,388)     $(104,624)     $ (93,607)   $  (261,938)
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Loss per common share:
   Continuing operations                                   $ (.60)         $(.31)        $(1.15)        $ (.35)        $(2.41)
   Discontinued operations                                   (.96)          (.06)         (2.02)         (2.47)         (5.52)
- ------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   $(1.56)         $(.37)        $(3.17)        $(2.82)        $(7.93)
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Market price
   High                                                    $13.00          $9.50          $9.62          $8.00         $13.00
   Low                                                       5.62           4.75           6.00           4.00           4.00
- ------------------------------------------------------------------------------------------------------------------------------


                                                                                Quarter
                                                        ------------------------------------------------------
1995                                                     1st (a)        2nd (a)          3rd            4th           Year
- ------------------------------------------------------------------------------------------------------------------------------

Revenue                                                 $ 449,397      $ 495,798      $ 590,679      $ 485,129    $ 2,021,003
Operating income (loss) from continuing operations          9,349        (10,634)         9,215       (108,698)      (100,768)

Income (loss) from continuing operations                   $7,043      $ (20,167)     $   3,166      $(145,740)   $  (155,698)
Loss from discontinued operations                           2,609        (20,299)        (6,367)      (169,880)      (193,937)
- ------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   $9,652      $ (40,466)     $  (3,201)     $(315,620)   $  (349,635)
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share:
   Continuing operations                                     $.22         $ (.62)         $ .10         $(4.45)       $ (4.79)
   Discontinued operations                                    .08           (.62)          (.20)         (5.19)         (5.96)
- ------------------------------------------------------------------------------------------------------------------------------
Net loss                                                     $.30         $(1.24)         $(.10)        $(9.64)       $(10.75)
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Dividends declared                                           $.20           $.20           $.20           $.20           $.80
Market price
   High                                                    $29.12         $29.87         $21.50         $17.87         $29.87
   Low                                                      24.37          20.12          15.12          12.25          12.25
- ------------------------------------------------------------------------------------------------------------------------------


(a) Reclassified to give effect to the discontinuance of MK Rail Corporation and Transit operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION AND SUBSIDIARIES

     Consolidated Financial Statements as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995

                                                                   PAGE(S)
          Independent Auditors' Report                              II-19
          Consolidated Statements of Operations                     II-20
          Consolidated Balance Sheets                           II-21, II-22
          Consolidated Statements of Cash Flow                      II-23
          Consolidated Statements of Stockholders'
           Equity (Deficiency)                                      II-24
          Notes to Consolidated Financial Statements            II-25 - II-44

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Morrison Knudsen Corporation

We have audited the accompanying consolidated balance sheets of Morrison Knudsen Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Table of Contents at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morrison Knudsen Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Corporation will continue as a going concern. As discussed in "Notes to Consolidated Financial Statements - Basis of Presentation and Management's Plans", the Corporation: had substantial losses and negative cash flow from operations in 1994 and 1995, which significantly reduced stockholders' equity and resulted in a substantial retained deficit and a working capital deficit at December 31, 1995; and does not expect to be able to make its required debt repayments in 1996. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in "Notes to Consolidated Financial Statements - Basis of Presentation and Management's Plans." The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Deloitte & Touche, LLP

DELOITTE & TOUCHE, LLP
Boise, Idaho
April 12, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

- ------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                 1995         1994 (a)       1993 (a)
- ------------------------------------------------------------------------------------------------------------------------------

Revenue                                                                             $ 1,708,666    $ 2,021,003    $ 2,329,876
Cost of revenue                                                                      (1,689,844)    (2,121,771)    (2,269,323)
- ------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing operations                                       18,822       (100,768)        60,553
General and administrative expenses                                                     (59,243)       (33,087)       (37,358)
Interest expense                                                                        (28,217)        (4,934)        (3,114)
Other income (expense), net                                                              (4,408)       (19,665)        26,808
Equity in net income (loss) of unconsolidated affiliates                                 23,042         11,390         (5,757)
Loss on disposition of investments in affiliates, net                                   (19,738)       (15,063)            --
Gain on subsidiary sale of stock                                                             --          1,255         10,602
Provision for litigation settlements                                                         --        (25,000)            --
- ------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income
  taxes and minority interest                                                           (69,742)      (185,872)        51,734
Income tax (expense) benefit                                                             (9,894)        30,894        (21,631)
Minority interests in net (income) loss of subsidiaries                                      --           (720)        (1,185)
- ------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                                (79,636)      (155,698)        28,918
Discontinued operations:
  Income (loss) from discontinued MK Rail and Transit operations, net of tax expense of $107 for 1995, tax benefit of $49,359 for 1994,
   and tax expense of $4,828 for 1993                                                    (7,436)      (213,972)         6,849
  Losses on disposals of discontinued operations, net of tax benefit
   of $10,881                                                                          (174,866)            --             --
  Gain on MK Rail's sale of stock, net of tax expense of $3,994                              --         20,035             --
- ------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   $  (261,938)   $  (349,635)   $    35,767
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share:
  Continuing operations                                                                  $(2.41)       $ (4.79)         $ .93
  Discontinued operations                                                                 (5.52)         (5.96)           .22
- ------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                        $(7.93)       $(10.75)         $1.15
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Common shares used to compute income (loss) per common share                         33,050,900     32,528,000     30,991,200
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                                         $--           $.80           $.80
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


(a) Certain amounts reclassified to conform to 1995 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)



- ------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                            1995          1994 (a)
- ------------------------------------------------------------------------------------------------------------------------------

ASSETS
- ------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                                             $ 63,086       $ 66,864
Accounts receivable including retentions of $16,952 and $32,256                                        166,104        177,614
Unbilled receivables                                                                                    87,902        123,189
Refundable income taxes, net                                                                            22,803         20,607
Investments in and advances to construction joint ventures                                              15,186         12,854
Deferred income taxes                                                                                   10,590         63,885
Investments in unconsolidated affiliates held for sale                                                  32,189             --
Net assets of discontinued MK Rail operations                                                           72,000        142,424
Other                                                                                                   14,944         29,913
- ------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                   484,804        637,350
- ------------------------------------------------------------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                                                            24,440         25,101
Investments in and advances to unconsolidated affiliates                                                51,031         71,382
Goodwill and other intangibles, net                                                                      4,006         15,947
Other investments and assets                                                                             7,787         39,938
- ------------------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                                      87,264        152,368
- ------------------------------------------------------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT, AT COST
Land and mineral rights                                                                                 10,507         18,402
Leasehold improvements                                                                                  60,079         84,754
Machinery and equipment                                                                                  9,140         21,808
Construction equipment                                                                                 132,776        187,053
- ------------------------------------------------------------------------------------------------------------------------------
Total property and equipment                                                                           212,502        312,017
LESS ACCUMULATED DEPRECIATION                                                                         (156,410)      (198,788)
- ------------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                             56,092        113,229
- ------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                         $ 628,160      $ 902,947
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


(a) Certain amounts reclassified to conform to 1995 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


- ------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                            1995          1994
- ------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
- ------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term and current portion of long-term debt                                                     $ 251,226      $ 192,152
Estimated reimbursement obligations of discontinued Transit operations                                 111,444             --
Accounts payable including retentions of $20,076 and $29,348                                           130,969        194,867
Accrued salaries, wages and benefits                                                                    45,362         40,286
Accruals for estimated losses on uncompleted contracts                                                  21,973         38,110
Accrued and deferred interest on antecedent debt                                                         9,320             --
Other accrued liabilities                                                                               64,284         51,112
Billings in excess of costs and earnings on uncompleted contracts                                       63,252        104,611
Advances from customers                                                                                 19,181         18,584
- ------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              717,011        639,722
- ------------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                                                                    8,061         22,651
Deferred compensation                                                                                   12,999         18,001
Deferred income                                                                                         10,572         11,082
Accrued workers' compensation insurance and other non-current liabilities                               19,006         11,027
Accrued postretirement benefit obligation                                                               29,193         26,710
Debt due after one year                                                                                     --          7,873
Obligations and advances in excess of investment in Transit operations                                      --         79,438
Accrued litigation settlements                                                                          25,000         25,000
- ------------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                                          104,831        201,782
- ------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
- ------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY                                                                             --          3,647
- ------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $.10, authorized 10,000,000 shares, none issued
Common stock, par value $1.67, authorized 100,000,000 shares,
   issued 33,692,857 and 33,490,664 shares                                                              56,156         55,818
Capital in excess of par value                                                                         270,661        272,594
Accumulated deficit                                                                                   (510,147)      (248,209)
Treasury stock, 454,914 and 626,434 shares, at cost                                                     (7,757)       (11,116)
Unearned compensation - restricted stock                                                                (1,582)        (2,473)
Cumulative translation adjustments                                                                      (1,578)        (8,239)
Net unrealized holding gain (loss) on securities available for sale                                        565           (579)
- ------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                                                               (193,682)        57,796
- ------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)                                              $ 628,160      $ 902,947
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(THOUSANDS OF DOLLARS)

- ------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                 1995         1994 (a)       1993 (a)
- ------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                                     $(261,938)     $(349,635)     $  35,767
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
  Depreciation and amortization                                                          23,179         34,198         30,196
  Equity in net (income) loss of investees less dividends received                      (22,382)       (10,490)         5,973
  Results of discontinued operations and loss on disposal                               182,302        213,972         (6,849)
  Gain on MK Rail's sale of stock                                                            --        (20,035)            --
  Provisions for (reversals of) estimated losses on uncompleted contracts               (19,154)        46,083         (6,161)
  Provision for (benefit from) deferred income taxes                                     40,575         (9,979)         2,375
  Provisions for non-current liabilities                                                  5,550         24,962          6,895
  Provision for litigation settlements                                                       --         25,000             --
  Gains on subsidiaries sales of stock                                                       --         (1,255)       (10,602)
  Loss on disposition of investments in affiliates, net                                  19,738         16,318             --
  (Gain) loss on dispositions of property                                                (1,675)         7,000        (14,692)
  Write-downs of investments and non-current assets                                      11,278         28,287             --
  Minority interests in net income of subsidiaries                                           --            720            572
  Cash paid to prefund workers' compensation liability                                       --        (44,100)            --
  Other items, net                                                                       13,416        (10,728)        16,786
  Change in current assets and liabilities, net of effects of purchases of businesses:
    Increase in working capital from cancelation of accounts receivable sales           (60,000)            --             --
    Accounts receivable and unbilled receivables                                         (4,892)        17,257        (68,325)
    Investments in and advances to construction joint ventures                           (6,096)        67,693           (286)
    Other current assets                                                                  1,410         12,111         (3,998)
    Accounts payable, accrued compensation and other liabilities                         75,472        (53,578)         8,465
    Income taxes payable (refundable)                                                    (2,196)         2,128         (3,398)
    Billings in excess of costs and earnings on uncompleted contracts                   (20,239)         8,844         52,430
    Customer advances, net                                                                  693         17,471         (8,706)
- ------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by continuing operating activities                             (24,959)        22,244         36,442
- ------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Short-term investments, net                                                                  --             --         47,859
Property and equipment acquisitions                                                     (15,813)       (30,138)       (19,928)
Property and equipment disposals                                                          8,855         29,583          5,327
Purchase of securities available for sale                                               (14,187)       (24,786)            --
Proceeds from sales of securities available for sale                                     16,077         51,821             --
Investments in and receivables from unconsolidated affiliates                              (537)       (10,992)        (2,979)
Proceeds from sales of investments in unconsolidated affiliates                          42,017          2,640             --
Collection of affiliate receivables                                                       1,195          5,413          4,013
Other investing activities, net                                                           8,108         (2,584)        24,832
- ------------------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing investing activities                                     45,715         20,957         59,124
- ------------------------------------------------------------------------------------------------------------------------------
Net cash used by discontinued operations                                                (76,998)      (200,883)      (164,753)
- ------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net borrowings under credit agreements and short-term debt                               59,074        135,243         45,858
Borrowings of long-term debt                                                                 --         48,027            126
Payments of long-term debt                                                                   --        (12,744)          (399)
Proceeds from stock issued and other equity transactions                                     --            509            503
Dividends paid                                                                           (6,610)       (25,613)       (24,164)
- ------------------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing financing activities                                     52,464        145,422         21,924
- ------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                      --           (876)            --
- ------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                    (3,778)       (13,136)       (47,263)
Cash and cash equivalents at beginning of period                                         66,864         80,000        127,263
- ------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $  63,086      $  66,864      $  80,000
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                          $ 22,616       $  4,991        $ 5,966
Income taxes paid (refunded), net                                                       (26,483)       (24,095)        23,962
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


(a) Certain amounts reclassified to conform to 1995 financial statement presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


- ------------------------------------------------------------------------------------------------------------------------------
                                  SHARES OF
                              COMMON STOCK (a)                         CAPITAL IN      RETAINED
                                                          COMMON        EXCESS OF      EARNINGS       TREASURY
                           ISSUED        TREASURY          STOCK        PAR VALUE      (DEFICIT)        STOCK          OTHER
- ------------------------------------------------------------------------------------------------------------------------------

December 31, 1992        32,072,353     (1,432,378)       $53,453       $236,337       $116,330       $(25,959)      $ (4,390)
Net income                                                                               35,767
Dividends declared                                                                      (24,631)
Stock issued in
  business combinations     471,996                           787         11,653
Stock option and award
  plans                     153,830        365,567            254          4,260                         6,847         (3,087)
Treasury stock acquired                    (13,373)                                                       (323)
Compensation amortization                                                                                                 910
Foreign currency
  translation
  adjustments                                                                                                          (1,241)
- ------------------------------------------------------------------------------------------------------------------------------
December 31, 1993        32,698,179     (1,080,184)        54,494        252,250        127,466        (19,435)        (7,808)
Net loss                                                                               (349,635)
Dividends declared                                                                      (26,040)
Stock issued in business
  combinations              770,000                         1,283         19,012
Stock option and award
  plans                     109,473        380,852            186          2,646                         7,161
Reclassifications           (86,988)        86,988           (145)        (1,314)                        1,459
Treasury stock acquired                    (14,090)                                                       (301)
Compensation amortization                                                                                               3,364
Foreign currency
  translation
  adjustments                                                                                                          (6,268)
Unrealized holding gain
  (loss), net                                                                                                            (579)
- ------------------------------------------------------------------------------------------------------------------------------
December 31, 1994        33,490,664       (626,434)        55,818        272,594       (248,209)       (11,116)       (11,291)
Net loss                                                                               (261,938)
Stock option and award
  plans                     202,193        198,593            338         (1,933)                        3,731
Treasury stock acquired                    (27,073)                                                       (372)
Compensation amortization                                                                                                 891
Foreign currency
  translation
  adjustments                                                                                                           6,661
Unrealized holding gain
  (loss), net                                                                                                           1,144
- ------------------------------------------------------------------------------------------------------------------------------
December 31, 1995        33,692,857       (454,914)       $56,156       $270,661      $(510,147)      $ (7,757)      $ (2,595)
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



(a) Treasury stock at December 31, 1995 included 375,144 shares held in trust for distribution under variable-price stock options.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

The term "Corporation" as used in this Annual Report includes Morrison Knudsen Corporation and its consolidated subsidiaries unless otherwise indicated.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Corporation and all of its majority-owned subsidiaries except for the accounts of McConnell Dowell Corporation Limited ("MDC"). See the "Investments in and Advances to Unconsolidated Affiliates" Note to Consolidated Financial Statements. Investments in 20 percent to 50 percent owned companies and joint ventures are accounted for by the equity method. The Corporation's proportionate share of joint-venture revenue, cost of revenue and operating income (loss) is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES: The preparation of the Corporation's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods for long-term contracts.

     The Corporation, in estimating its Transit reimbursement obligations makes significant assumptions concerning cost estimates, projected to the estimated completion dates of contracts which are in their early stages of production, for labor productivity rates, material price and usage, for interest expense on the estimated borrowings under the credit facilities extended to Amerail, additional general and administrative expenses and unabsorbed manufacturing overhead due to the anticipated absence of new work during the period of Amerail's performance of the contracts transferred to Amerail. The Corporation has no management control over Amerail and therefore must rely on financial and operating information provided by Amerail to estimate its reimbursement obligations. Due to uncertainties in the estimation process, it is at least reasonably possible that estimated costs to complete the Metra contract will be further revised in the near-term.

     The Corporation has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term construction contracts. However, due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs will be further revised in the near-term for certain major construction projects in the early stages of progress.

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

UNBILLED RECEIVABLES: Unbilled receivables arise when revenues have been recorded but amounts cannot be billed under the terms of the contracts but are recoverable from customers upon various measures of performance such as quantities excavated or delivered, costs incurred, time schedules or completion of the contracts. Amounts of unbilled receivables in the balance sheets at December 31, 1995 and 1994 represent (i) unbilled amounts arising from the use of the percentage-of-completion method of accounting, (ii) incurred costs to be billed under cost-reimbursement-type contracts, or (iii) amounts arising from routine lags in billing (for example, for work completed in one month but not billed until the next month pursuant to contract terms). Substantially all the unbilled receivables at December 31, 1995, net of progress payments, if any, are expected to be collected during 1996.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES: The Corporation includes in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. Accounts receivable at December 31, 1995 include $7,337 of contract retentions, generally payable by customers on final acceptance, which amounts are expected to be collected after 1996.

     Cash advances by customers to provide a revolving fund from which to pay contract-related costs are reflected as liabilities until the contract is substantially or fully completed. The Corporation does not pay interest on customer advances.

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

DEPRECIATION AND AMORTIZATION: The cost of leasehold improvements is depreciated on the straight-line method over varying periods not in excess of applicable lease terms. The cost of construction equipment (less salvage values of up to 20%) is depreciated on the straight-line method over periods from five to 10 years. Certain construction specialty equipment is depreciated using the units-of-production method and may have salvage values which exceed 20% of original cost. The cost and accumulated depreciation of property and equipment disposals are removed from the accounts, and gains or losses are reflected in the results of operations of the period in which the transaction is completed.

GOODWILL AND OTHER INTANGIBLES: Goodwill, cost in excess of the net assets of businesses acquired, is amortized on the straight-line method over periods not exceeding three years. Cost of patents is amortized on the straight-line method over their useful lives or the date of their expiration. In periods subsequent to purchase acquisitions giving rise to goodwill or other intangible assets, the Corporation periodically evaluates the existence or extent of an impairment of the unamortized amounts. Accumulated amortization of intangibles at December 31, 1995 was $4,906.

FOREIGN CURRENCY TRANSLATION: The functional currency for the majority of the Corporation's foreign operations is the applicable local currency. Translation from the applicable foreign currencies to U.S. dollars is performed for asset and liability accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains or losses, net of applicable deferred income taxes, resulting from such translation are deferred as a separate component of stockholders' equity (deficiency)until disposition or substantial disposition of the investment. Gains or losses resulting from foreign currency transactions are included in the results of operations of the period in which the transaction is completed.

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

INVESTMENTS IN DEBT AND EQUITY SECURITIES: The Corporation classifies investments in equity securities that have readily determinable fair values and all investments in debt securities into three categories at the time of purchase and re-evaluates such designation as of each balance sheet date. Equity and debt securities not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities in the balance sheets. Unrealized holding gains and losses are reflected as a separate component of stockholders' equity (deficiency).

DERIVATIVES: Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in the results of operations as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and recognized in the results of operations or as adjustments of carrying amounts when the hedged transaction occurs.

VALUATION OF CARRYING AMOUNTS OF INVESTMENTS: When the Corporation decides to sell an investment in a consolidated subsidiary or an unconsolidated affiliate, and the carrying amount of the investment exceeds its estimated recovery value, the Corporation accrues an expected loss on disposition. The Corporation determines estimated recovery value based on the best information available in the circumstances.

ACCOUNTING FOR DIVESTITURES: At the time the Corporation commits to a formal plan to dispose, whether by sale or abandonment, of a component of the Corporation whose operations represent an entire line of business or an entire class of customer, (the "measurement date") it reports the disposal of such a segment in the discontinued operations format as required under Accounting Principles Board Opinion No. 30 ("APB 30"). APB 30 provides for separate disclosure in the statement of operations of the amount, net of any applicable income taxes, of (i) the results of discontinued operations prior to the measurement date, (ii) the gain (loss) from disposal of the business segment, including estimated future income (loss) from discontinued operations during the period from the measurement date to expected time of disposal (the "phase-out period") and (iii) expenses directly associated with the decision to dispose. Any income accrued for the phase-out period is limited to the loss on disposal of the assets of the segment and accrued costs directly associated with the decision to dispose, any excess income is recognized when realized at the time of disposal. If a gain is expected from disposal of a segment, including estimated future income from discontinued operations during the phase-out period, the

Corporation recognizes such gain when earned. In addition, the Corporation segregates the net assets and liabilities (current and non-current) related to the discontinued segment in the balance sheet following the measurement date and in the balance sheets of periods ended prior to the measurement date.

INCOME (LOSS) PER SHARE: Income (loss) per share are computed based on the weighted average number of shares outstanding plus the dilutive effect of shares issuable upon assumed exercise of stock options and stock purchase warrants, reduced by the shares which could be purchased with the assumed proceeds from such exercise, if dilutive.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121") and Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"). The requirements of both FAS 121 and 123 are effective January 1, 1996.

     FAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that long-lived assets and certain identifiable intangibles held for disposal be reported at the lower of their carrying amount or fair value less the cost to sell. Adoption of FAS 121 will not have a material effect on the Corporation's financial position or results of operations because the Corporation's current accounting policies are in compliance with the requirements of FAS 121.

     FAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, FAS 123 also allows an entity to continue to measure periodic compensation cost for its stock compensation plans using the intrinsic value based method of accounting prescribed by ACCOUNTING PRINCIPLES BOARD OPINION 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Corporation has elected to remain with the accounting in APB Opinion 25, however, it will make pro forma disclosures of net income and income per share beginning in 1996 as if the fair value based method of accounting had been applied.

BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

The Corporation's accompanying consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about the Corporation's ability to continue as a going concern:

- -    The Corporation incurred losses from continuing operations of $79,636 and
     $155,698 for the years ended December 31, 1995 and December 31, 1994, respectively. The Corporation reported a net loss of $261,938 for the year ended December 31, 1995 and a net loss of $349,635 for the year ended December 31, 1994, including losses from discontinued MK Rail and Transit operations of $182,302 and $193,937, in 1995 and 1994, respectively.

- -    Net cash used by the Corporation's continuing operating activities was
     $24,959 for the year ended December 31, 1995. Net cash used by the discontinued MK Rail and Transit operating activities was $76,998 and $200,883 for the years ended December 31, 1995 and December 31, 1994, respectively.

- -    At December 31, 1995, the Corporation had a stockholders' deficiency of
     $193,682 which included an accumulated deficit of $510,147.

- -    At December 31, 1995 the Corporation had a working capital deficiency of
     $232,207.

- -    The Corporation expects negative cash flow from operations in 1996.

- -    The Corporation does not expect to make the required debt repayments of its antecedent debt and required escrow payments under its Transit reimbursement obligations.

     The Corporation's ability to continue as a going concern is dependent upon the Corporation successfully obtaining relief from its antecedent debt and Transit reimbursement obligations and returning the Corporation to profitable operations. In this connection, the Corporation intends:

- -    Through its proposed Recapitalization plan to effect an exchange of its antecedent debt, Transit reimbursement obligations and certain long-term lease obligations for a new issue of the Corporation's common stock and common stock of MK Rail representing the Corporation's 65% ownership interest in MK Rail, the Corporation's $52,200 principal amount of its note receivable from MK Rail with interest at the prime rate (8.25% at March 31, 1996) and certain other assets.

- -    Continue to obtain new, profitable contracts and to generate positive cash flows from continuing operations.

     The results of these plans cannot be predicted and no assurance can be given that the proposed Recapitalization and operating plans will be successful. The Corporation is also unable to determine if such Recapitalization can be accomplished through a prepackaged plan pursuant to Chapter 11 of the United States Bankruptcy Code or whether a protracted Chapter 11 proceeding would be required. Any such recapitalization, if successful, will substantially dilute or eliminate existing stockholders' interests.

CHANGES IN BUSINESS

DISCONTINUED TRANSIT OPERATIONS AND REIMBURSEMENT OBLIGATIONS: In July 1995, the Corporation committed to dispose of Transit and on October 17, 1995, the Corporation reached an agreement to transfer substantially all of the assets, certain liabilities, all contract operations and management of Transit to American Passenger Rail Car Company, L.L.C. ("Amerail") a newly-formed company wholly-owned by persons not affiliated with the Corporation. Amerail has managerial authority over its operations including the completion of all of the Transit contracts transferred to Amerail. The Corporation cannot exercise any control over the management of Amerail and the execution of the contracts transferred to Amerail. The Corporation has accounted for the disposition of Transit as a discontinued operation, and the consolidated financial statements for prior periods have been reclassified to present Transit as a discontinued operation. In connection with the disposition of Transit, the Corporation recorded a $95,772 million loss for the year ended December 31, 1995, without providing future tax benefits. The loss includes (i) a $3,630 million loss from operations for the six month period ended June 30, 1995, the effective date of disposal, (ii) $85,462 million provision for the Corporation's estimated reimbursement obligations for the net cash losses resulting from Amerail's performance of certain transit car contracts transferred to Amerail, and (iii) $6,680 million accrual for transaction costs and employee severance and benefits costs associated with the decision to dispose.

     The Corporation remains liable for certain net cash losses resulting from Amerail's performance of contracts transferred to Amerail. In this connection, the Corporation agreed to guarantee Amerail's reimbursement obligation to certain banks which are providing a standby letter of credit and credit facility up to an aggregate amount of $141,700 to support the performance of the contract with the Illinois Commuter Rail Division of the Regional Transit Authority d/b/a Metra/Metropolitan Rail ("Metra Contract") transferred to Amerail. The Corporation has estimated its reimbursement obligation for such net cash losses of the Metra Contract to be $80,195 at December 31, 1995. The Corporation's reimbursement obligation to certain banks which are providing the standby letter of credit and the new credit facility to support the performance of the Metra Contract is governed by the Metra Guaranty.

     The Corporation also agreed to reimburse its bonding company for the surety's future losses up to a maximum of $31,249 on the payment and performance bonds supporting the performance of the existing manufacturing and refurbishing contracts with various transit agencies, other than the Metra Contract, ("Non-Metra Contracts") transferred to Amerail. The Corporation's reimbursement obligation to its bonding company for the surety's future losses on the Non-Metra Contracts is governed by a reimbursement agreement (the "Transit Reimbursement Agreement"). Accordingly the Corporation has reflected the reimbursement obligations totaling $111,444 as a current liability on the accompanying consolidated balance sheet at December 31, 1995.

     The Corporation's estimate of the reimbursement obligation for the Metra Contract includes anticipated costs, projected to the estimated completion date of the Metra Contract, for interest expense on the estimated outstanding borrowings under the credit facility extended to Amerail for completion of the Metra Contract, additional general and administrative expenses and unabsorbed manufacturing overhead due to the anticipated absence of new work during the period of Amerail's performance of the Metra Contract. The Corporation has recognized its reimbursement obligation through the estimated final completion of the Metra Contract based upon the best information available, which includes financial and operating information provided by Amerail, over which the Corporation has no control. However, there can be no assurance that the net cash losses ultimately realized at completion of the Metra Contract will not exceed the Corporation's estimated reimbursement obligation at December 31, 1995.

     The Corporation's repayment obligation under the Transit Reimbursement Agreement is governed by a Distribution Agreement among the Corporation, the bonding company and the agent for the antecedent debt (the "Distribution Agreement"). Under the Distribution Agreement, the amount owing to the bonding company under the Transit Reimbursement Agreement becomes subject to a maximum of $31,249, and becomes payable 90 days after the date the last rail car is accepted by a transit agency which is estimated to be 1998. Prior to this date, however, the Distribution Agreement requires certain amounts to be placed in escrow for the benefit of the bonding company to cover such future payment of the ultimate amount owing under the Transit Reimbursement Agreement. These escrow requirements are tied to when (i) dispositions of assets are made requiring payments to be made on account of antecedent debt and (ii) payments are made on account of antecedent debt.

     The Corporation's repayment obligation under the Metra Guaranty (estimated at $80,195 at December 31, 1995) is subject to the terms and conditions of the Amended and Restated Override Agreement dated as of October 10, 1995 ("Override Agreement") governing the repayment of the remainder of the Corporation's antecedent debt. Optional and mandatory payments under the Override Agreement, in addition to repaying funded antecedent debt, are escrowed on account of the contingent Metra Guaranty repayment obligation and other contingent antecedent debt obligations until, among other things, such amount becomes fixed and liquidated.

     Summary results of operations of Transit for the six months ended June 30, 1995 (the effective date of disposition) and the year ended December 31, 1994 follows:

- --------------------------------------------------------------------------------
                                          SIX MONTHS ENDED       YEAR ENDED
RESULTS OF OPERATIONS                       JUNE 30, 1995     DECEMBER 31, 1994
- --------------------------------------------------------------------------------
Revenue                                        $216,539           $ 114,759
Operating loss                                   (3,630)           (224,377)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

DISCONTINUED MKRAIL CORPORATION OPERATIONS: In March 1995, the Corporation adopted a plan to dispose of its 65% ownership interest in MKRail Corporation and has accounted for the planned divestiture of MK Rail as a discontinued operation, and the accompanying consolidated financial statements have been reclassified to report the net assets and the results of operations of MKRail separately. Consolidated financial statements for prior periods have been reclassified to present MK Rail as a discontinued operation. In connection with its decision to sell MKRail, the Corporation recorded an $86,530 net loss for the year ended December 31, 1995 after providing a net tax benefit of $10,774. The loss includes (i) a $3,806 net loss from operations for the three month period ended March 31, 1995, the measurement date, and (ii) $82,724 loss from disposal including $18,081 loss from discontinued operations of MK Rail and $64,643 loss provision to write-down the Corporation's carrying amount of its investment in and note receivable from MK Rail to their estimated net realizable values (without providing future tax benefits) based upon the best information available in the circumstances. However, there can be no assurance that the net proceeds realized by the Corporation from the sale of its investment in and accounts receivable from MK Rail will not be less than the estimated recovery value assumed at December 31, 1995.

     Summary results of operations of MK Rail for the two years in the period ended December 31, 1995, follows:


- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                        1995 (1)            1994 (2)
- --------------------------------------------------------------------------------

Revenue                                        $263,718            $368,537
Operating loss                                  (51,113)            (49,977)
Net loss                                        (40,414)            (42,793)
- --------------------------------------------------------------------------------
Corporation's share of net loss                $(21,887)           $(27,815)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     (1) MK Rail's results of 1995 operations were adversely impacted by $40,838 of pretax charges consisting of (i) $20,273 to exit the high-horsepower locomotive business, including the write-down of its completed locomotives and raw material inventories, and a provision for anticipated losses in connection with current locomotive lease obligations, (ii) $9,570 to write-down its manufacturing facility and equipment in Mountaintop, Pennsylvania, to their estimated net realizable values because the Mountaintop facility represented excess capacity and was no longer a core asset, (iii) $7,064 to write-down the carrying amounts of a majority of its owned locomotives in its lease fleet to their estimated net realizable values, including a provision for anticipated losses on the leased locomotives in contemplation of the eventual sale of its lease fleet, (iv) $2,849 to recognize a write-down on the sale of its Australian operations prior to transferring its ownership interest to the Corporation and (v) $1,082 provision for contract losses and stockholder's litigation costs.

     (2) MK Rail's results of 1994 operations were adversely impacted by $39,216 of pretax charges consisting of (i) $12,418 for aggregate losses on uncompleted locomotive remanufacturing contracts, (ii) $11,060 to write-off investments in affiliates in connection with MK Rail's decision to dispose of its Argentine affiliates, (iii) $8,398 provision for noncancelable purchase commitments of research and development services under contract, and anticipated future losses on prospective leases of new high-horsepower locomotives, stemming from MK Rail's decision to curtail its ongoing activities in new locomotive manufacturing and technology and (iv) $7,340 provision primarily for legal expenses in connection with MK Rail stockholder's litigation.

     The assets and liabilities of MK Rail, adjusted to give effect to the estimated fair value of the Corporation's ownership interest therein, have been segregated on the accompanying consolidated balance sheets atDecember 31, 1995 and December 31, 1994. Such amounts are summarized as follows:


- --------------------------------------------------------------------------------
DECEMBER 31,                                                 1995         1994
- --------------------------------------------------------------------------------

Cash and cash equivalents                                $  5,696     $ 12,459
Accounts receivable and unbilled receivables               43,934       46,068
Inventories                                                99,459      116,526
Other current assets                                        2,903        8,119
Property and equipment, net                                61,587       71,426
Deferred income taxes                                      28,363       19,171
Goodwill and other intangibles, net                        31,575       29,511
Prepaid lease cost                                          7,182        8,017
Short-term and current portion
  of long-term debt                                       (60,825)      (2,776)
Accounts payable and accrued liabilities                  (51,780)     (66,693)
Debt due after one year                                    (7,198)     (38,091)
Other non-current liabilities                             (10,901)     (19,646)
Minority interests                                        (35,083)     (41,667)
Cumulative translation losses                               5,223           --
Accrual for estimated loss on disposal                    (48,135)          --
- --------------------------------------------------------------------------------
Net assets of discontinued operations                    $ 72,000     $142,424
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


MK RAIL INTERCOMPANY AGREEMENTS: On June 15, 1995, the Corporation entered into an agreement with MK Rail regarding the amount of intercompany indebtedness owed by MK Rail to the Corporation and certain other matters. The agreement resulted in the Corporation reducing its receivable from MK Rail through a capital contribution of $29,500. The remaining balance of $52,200 was converted into a promissory note, with interest at the prime rate, due in 2000 with earlier repayments under certain default and change-of-interest conditions. The outstanding balance of the promissory note is due and payable in full upon the acquisition of all of the common stock or substantially all of the assets of MK Rail by a third party. The estimated loss on disposition of MK Rail recognized in the consolidated statements of operations includes the effects of this additional capital contribution to MK Rail and the adjustment to realized value upon the sale of MK Rail's promissory note subsequent to December 31, 1995. The Corporation, in connection with its proposed reorganization plan, has proposed to exchange the $52,200 principal amount of its MK Rail promissory note and accrued interest thereon, together with other consideration for the Corporation's existing secured indebtedness.

SECURITIES AVAILABLE FOR SALE AND WORKERS' COMPENSATION LIABILITY

The Corporation had a portfolio of securities available for sale at December 31, 1995 which consisted primarily of foreign government bonds held for unspecified periods of time and sold to meet liquidity needs as part of the Corporation's self-insured risk management programs, principally workers' compensation liabilities. Maturities of debt securities in the portfolio at December 31, 1995 follows:


- --------------------------------------------------------------------------------
DECEMBER 31,                                                      1995
- --------------------------------------------------------------------------------
                                                           FAIR
DUE IN                                                     VALUE         COST
- --------------------------------------------------------------------------------

1996                                                      $ 8,900      $ 8,900
1997 - 2000                                                12,166       11,772
2001 - 2005                                                 3,374        3,203
- --------------------------------------------------------------------------------
Totals                                                    $24,440      $23,875
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     Gross unrealized holding gains and losses at December 31, 1995, were $588 and $23, respectively. The change in net unrealized holding gain from January 1, 1995 to December 31, 1995 was a $1,144 net unrealized holding gain. During 1995, the Corporation sold $15,978 of debt securities from the portfolio which resulted in $16,077 of net cash proceeds, $108 of realized gains and $9 of realized losses based upon specific identification of the debt securities sold.

     In March 1994, the Corporation and an insurance company entered into an agreement under which the Corporation novated its reinsurance agreements and prefunded its estimated $53,829 self-insurance liability for workers' compensation claims incurred through March 31, 1994 with cash of $44,100. The Corporation recorded a deferred gain of $9,729 on the transaction. The Corporation recognizes the deferred gain over the period of the outstanding liability beginning January 1994, based on the proportion of cumulative claims paid, to the total estimated liability for claims. The Corporation continues to self-insure for additional workers' compensation losses through its captive insurance subsidiary and reinsurance agreements with outside insurers. The unamortized deferred gain of $5,646 is included in the accompanying balance sheet at December 31, 1995 under the caption "Deferred income".

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

- --------------------------------------------------------------------------------
FINANCIAL POSITION
DECEMBER 31,                                            1995            1994
- --------------------------------------------------------------------------------

Cash and cash equivalents                            $  49,781       $ 124,627
Other current assets                                    65,781         143,521
Non-current assets                                      22,112          19,365
Property and equipment, net                             67,038          32,299
Advances from customers                                (16,197)        (88,214)
Other current liabilities                             (161,066)       (213,295)
- --------------------------------------------------------------------------------
Net assets                                           $  27,449       $  18,303
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Corporation's investment in and advances
  to construction joint ventures                       $15,186         $12,854
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                  1995          1994            1993
- --------------------------------------------------------------------------------

Combined joint ventures, net
  Revenue                             $ 748,026    $ 1,026,702      $1,025,376
  Cost of revenue                      (695,985)    (1,057,888)       (985,314)
Operating income (loss)               $  52,041    $   (31,186)     $   40,062
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Corporation's share, net
  Revenue                             $ 289,405    $   331,866      $  485,393
  Cost of revenue                      (264,764)      (359,420)       (465,301)
- --------------------------------------------------------------------------------
Operating income (loss)               $  24,641    $   (27,554)     $   20,092
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

The following table presents summarized financial information of the unconsolidated affiliated companies accounted for by the equity method on a combined 100 percent basis. Amounts presented include the accounts of the following individually significant investees (the Corporation's ownership interests therein are shown parenthetically): AmerBank (29.5%); Westmoreland Resources, Inc. (24%); MIBRAG mbH (33%); McConnell Dowell Corporation, Limited ("MDC") (62.8%) and Morrison Knudsen of Australia ("MKA") (100%). The summary financial position presented at December 31, 1994, and the summary results of operations for each of the three years in the period ended December 31, 1995 include the accounts of MK Gold Company until its disposition in June 1995. Because of the Corporation's decision to dispose of its investments in AmerBank and

MDC, the carrying amounts of the Corporation's investments therein are included in the accompanying balance sheet at December 31, 1995 under the caption "Investments in unconsolidated affiliates held for sale". The Corporation, unsuccessful in its search for potential buyers for the assets and/or business of MKA, wrote-off its $2,362 investment in MKA at December 31, 1995. See the "Dispositions of Investments in Affiliates - Dispositions in 1995" Note to Consolidated Financial Statements.


- --------------------------------------------------------------------------------
FINANCIAL POSITION
DECEMBER 31,                                          1995           1994
- --------------------------------------------------------------------------------

Current assets                                     $ 618,701      $ 446,260
Non-current assets                                   754,462        494,560
Current liabilities                                 (274,537)      (241,174)
Long-term debt                                      (211,331)       (75,455)
Other non-current liabilities                       (665,662)      (440,987)
- --------------------------------------------------------------------------------
Net assets                                         $ 221,633      $ 183,204
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Corporation's investment in and advances
  to unconsolidated affiliates                       $51,031        $71,382
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Investments in unconsolidated affiliates
  held for sale                                      $32,189        $    --
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                1995          1994           1993
- --------------------------------------------------------------------------------

Revenue                              $730,279       $614,131       $199,110
Operating income                       83,575         77,769          4,046
Net income (loss)                      62,542         79,259         (2,734)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Corporation's equity in net
  income (loss) of
  unconsolidated affiliates           $23,042 (1)    $11,390        $(5,757)(2)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     (1) The increase in the Corporation's equity in the net income of investees in 1995 is due to the recognition of its $10,820 proportionate share of MDC's net income for the year 1995. Because of the Corporation's decision to sell its ownership interest in MDC, the Corporation has accounted for its investment in MDC during 1995 by the equity method. See the "Subsequent Events - McConnell Dowell Corporation, Limited" Note to Consolidated Financial Statements.

     (2) The Corporation recognized a net loss from its investee's operations in 1993 primarily because of $4,600 combined net losses of Joy MK Projects Company, then a 50% owned unconsolidated affiliate, and MDC, then a 48.9% owned unconsolidated affiliate. Joy MK Projects Company became a wholly-owned subsidiary in April 1993 and MDC became a majority-owned consolidated subsidiary in June 1993.

     The carrying amount of the Corporation's 29.5% ownership interest in AmerBank at December 31, 1995 was $5,389. The carrying amount of 796,535 shares of AmerBank's common stock held for sale by the Corporation was approximately equal to the fair market value of AmerBank's publicly traded stock, based on published market prices at December 31, 1995.

     The Corporation received dividends from unconsolidated affiliates of $660, $900 and $216 in 1995, 1994 and 1993, respectively.

     The Corporation's consolidated accumulated deficit at December 31, 1995 includes $30,527 of accumulated undistributed earnings of its unconsolidated affiliates accounted for by the equity method.

     Effective January 1, 1994, the Corporation and two nonaffiliated investors acquired majority ownership of MIBRAG mbH from the German government. The Corporation, through its wholly-owned German subsidiary Morrison Knudsen Deutschland ("MKD"), has an agreement to provide mine planning, engineering and related services to MIBRAG mbH. In the fourth quarter of 1995, the Corporation recognized $14,000 of mining service fees. Representing income earned during the year 1994 and 1995 from providing mine planning, engineering and related services to MIBRAG mbH. But because of restrictions on repatriation of funds imposed as a consequence of German government loan guarantees of MIBRAG mbH's current and future indebtedness, the Corporation, pursuant to the terms of the purchase agreement with the German government, was precluded from realizing the full amount of the fees during the periods when they were earned. In December 1995, an agreement was reached between MIBRAG mbH, certain outside investors and the German government under which agreement MIBRAG mbH made a capital contribution of certain productive power plant assets to a limited partnership ("partnership") and the outside investors contributed cash to the partnership in exchange for a 99% interest in the partnership and rights to receive certain tax depreciation benefits accruing to MIBRAG mbH. The addition of cash by the outside investors effectively reduced MIBRAG mbH's future financing requirements. The German government, in consideration for a reduction in its loan guarantees, has, among other things, agreed to lift the restrictions on payment of mining services fees by MIBRAG mbH to the Corporation and in addition, lift limitations on any future payment of dividends by MIBRAG mbH. The Corporation anticipates that it will continue to both recognize and realize the mining services fees in future periods.

DISPOSITIONS OF INVESTMENTS IN AFFILIATES

DISPOSITIONS IN 1995

WRITE-OFF OF INVESTMENT IN MORRISON KNUDSEN OF AUSTRALIA ("MKA"): The Corporation, unsuccessful in its search for potential buyers for the assets and/or business of MKA, decided to discontinue its financial support for MKA and, effective December 31, 1995, wrote-off its $2,362 investment in MKA.

SALE OF MK INVESTMENTS, INC. (NORTH PACIFIC CONSTRUCTION OPERATIONS)("MKI"): On September 22, 1995, the Corporation completed the sale of certain MKI net assets and operations for $17,100 cash. In the first six months of 1995, the Corporation recognized a provision of $8,836 to write-down the carrying amount of its 100% investment in MKI to its estimated recovery value based on preliminary negotiations with the buyer. Pre-closing negotiations between the Corporation and the buyer resulted in the retention by the Corporation of certain MKI net assets and operations, resulting in a $716 reduction of the previously accrued $8,836 write-down or a net realized loss on disposal of $8,120.

SALE OF WESTERN AIRCRAFT, INC. ("WESTERN"): On July 21, 1995, the Corporation sold its 100% ownership interest in Western for $4,900 cash which approximated the Corporation's carrying amount of its investment in Western.

Sale of Investment in MK Gold Company ("MK Gold"): On June 6, 1995, the Corporation sold its 46.4% ownership interest in MK Gold for $22,500 cash. As a condition to the purchase of the shares, the buyer acquired MK Gold's $20,000 bank credit facility and released the Corporation from its guarantee obligations under the facility. The Corporation recognized a loss on disposal of $9,256.

DISPOSITIONS IN 1994

WRITE OFF OF INVESTMENT IN TEXAS TGVCORPORATION ("TEXAS TGV"): Texas TGV was awarded a franchise in May 1991 to finance, construct and operate a high speed rail system in Texas. Because Texas TGVfailed to provide equity financing by December 31, 1993 as required under the franchise agreement and since its efforts to extend the deadline or to negotiate amendments to the franchise agreement with the Texas High Speed Rail Authority in early 1994 were unsuccessful, the Corporation abandoned the project and wrote-off its $13,828 investment in Texas TGV in June 1994. In December 1994, the Corporation recognized a pretax gain of $1,125 from the sale of substantially all of its ownership interest in Texas TGV.

SALE OF INTEREST IN STRAIT CROSSING DEVELOPMENT, INC. ("SCDI"): In October 1993, SCDI, a 45% owned unconsolidated subsidiary, entered into a development agreement with the government of Canada to design, construct and operate for 35 years an 8.4 mile long toll bridge linking the Atlantic Provinces of New Brunswick and Prince Edward Island. In 1994, the Corporation entered into an agreement to sell a portion of its ownership interest in SCDI to a third party for $1,301 cash and a $3,576 note receivable with interest at 7% per annum, due and payable on the earlier of the date of final completion of the toll bridge or May 31, 1998. The sale decreased the Corporation's ownership interest in SCDI from 45% to 36%. The Corporation recorded a pretax gain of $4,877 on the change of interest. See the "Subsequent Events - Strait Crossing Development, Inc." Note to Consolidated Financial Statements.

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

     In February 1995, dataCACHE was sold and the Corporation received $500 cash for its ownership interest and the rights to receive future product royalties, if any, up to $12,000. The $500 cash proceeds were applied towards the outstanding balance of the guaranteed loan. The $2,832 outstanding balance of the guaranteed loan was included in the Corporation's antecedent debt at December 31, 1995.

     On June 2, 1995, the Corporation sold its ownership interest in Beacon Light for $1,000 cash and applied the $1,000 proceeds to pay down the outstanding balance of the guaranteed loan. The $1,639 outstanding balance of the guaranteed loan was included in the Corporation's antecedent debt at December 31, 1995.

SHORT-TERM DEBT

Short-term debt at December 31, 1995 and 1994 consisted of the following:


- --------------------------------------------------------------------------------
DECEMBER 31,                                                 1995       1994
- --------------------------------------------------------------------------------

Antecedent debt, interest rates of 8.5% at
  December 31, 1995, 6.5% at December 31, 1994             $213,344   $139,000
Bridge loan, interest rates of 11.5% at
  December 31, 1995, 6.7% at December 31, 1994               37,882     12,100
Unsecured borrowings, principally
  of foreign subsidiaries, interest rates
  of 6.4% to 10.5%                                               --     21,287
Commercial paper, interest rate of 6.1%                          --     19,765
- --------------------------------------------------------------------------------
Total short-term debt                                      $251,226   $192,152
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The weighted average interest rates on short-term borrowings outstanding at December 31, 1995 and 1994 were 9.0% and 6.6%, respectively.

CREDIT FACILITY: On April 11, 1995, the Corporation and certain lender banks entered into a Credit Facility under which the lender banks provided a bridge loan of $110,000. The Credit Facility included establishment of $50,000 in new borrowing capacity and absorption of a then existing $60,000 accounts receivable purchase agreement. The Credit Facility also waived until May 31, 1995, non-compliance with various financial covenants under the antecedent debt agreement.

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

NEW AND AMENDED CREDIT FACILITIES: On August 10, 1995, the Corporation, its bank lenders and sureties agreed as of July 31, 1995 to a restructuring of the Corporation's existing indebtedness and provided for an increase in the amount of the bridge loan from $122,100 to $129,000. In addition, the restructuring in contemplation of the planned divestiture of Transit, provided for the establishment of interim credit facilities, expiring September 1, 1995, to advance funds to Transit of up to approximately $50,000 with interest at the prime rate to finance its operations in connection with the Transit contracts.

     On October 17, 1995, the Corporation reached an agreement to dispose of Transit. In connection with the disposition of Transit (i) outstanding borrowings under the two interim credit facilities to fund Transit's operations were paid off on October 17, 1995 and (ii) the maximum borrowing amount under the bridge loan was reduced from $129,000 to $100,000. Outstanding borrowings under the bridge loan were subject to interest at the prime rate plus three percent per annum (11.25% at March 31, 1996) and were due and payable on March 31, 1996. On March 29, 1996 the Corporation paid the outstanding balance owing under the bridge loan.

     On March 31, 1996, the Corporation and certain of its secured creditors agreed to amend certain terms and conditions of the bridge loan facility, which expired on March 31, 1996. The amendments to the bridge loan facility included, among other things, establishment of a new borrowing capacity of $47,500, and extension of its termination date to September 30, 1996. Outstanding borrowing under the amended bridge loan facility will be subject to interest at the prime rate plus one and one-half percent per annum (9.75% at March 31, 1996) due and payable on the last day of each month and on September 30, 1996.

     Under the restructuring agreements, the antecedent debt was secured by security interests and mortgages on substantially all of the assets of the Corporation and certain of its subsidiaries. The restructuring agreements permit the deferral of principal payments on the antecedent debt from July 1, 1995 until December 31, 1996, except, the Corporation is required to repay $100,000 on September 30, 1996 plus interest and periodic bank fees accrued to that date. Outstanding borrowings under the antecedent debt bear interest at the prime rate (8.5% at December 31, 1995). Interest accrued on outstanding borrowings after July 1, 1995, was allowed to be deferred and paid in six equal monthly installments, together with accrued interest thereon at the prime rate on the unpaid interest, commencing April 30, 1996 unless repaid with optional principal prepayments. The Corporation had deferred $9,320 of accrued interest payable on antecedent debt in the accompanying consolidated balance sheet at December 31, 1995. On April 2, 1996, as partial consideration for the extension of the bridge loan facility, the Corporation paid $14,427 interest on the antecedent debt that had been accrued and deferred from July 1, 1995 through March 31, 1996.

     In addition to the required $100,000 repayment under the antecedent debt at September 30, 1996 and $113,344 on December 31, 1996, the restructuring agreements also provide for (i) optional prepayments and (ii) mandatory prepayments. The Corporation may, at its option, prepay at any time all or part of the amount outstanding under the antecedent debt. The Corporation must prepay any prepayments or repayments received by the Corporation on the $52,200 note receivable from MKRail, net cash proceeds from the sales of certain businesses and assets currently held for sale, and any tax refunds received.

     As of July 31, 1995, the Corporation, in connection with the new and amended credit facility, granted to the bank lenders two stock purchase warrants to acquire a total of 14,029,391 shares of unissued common stock at an exercise price of $6.75 per share. The warrants may be exercised for all or any part thereof at December 31, 1996, or earlier upon a payment default on the antecedent debt, but not later than July 31, 2000. The Corporation's obligation for the warrant covering 9,415,696 shares can be (i) eliminated if the Corporation repays the outstanding balance of the antecedent debt by June 30, 1996 or (ii) reduced by 50% if repaid during the period from July 1, 1996 through September 30, 1996. The Corporation's obligation for the warrant covering 4,613,695 shares can be (i) eliminated if the Corporation repays the outstanding balance of its reimbursement obligation in connection with the Metra contract by June 30, 1996 or (ii) reduced by 50% if repaid during the period from July 1, 1996 through December 31, 1996 or (iii) reduced by 25% if repaid during the period from January 1, 1997 through June 30, 1997.

     The Corporation's sureties were also granted a stock purchase warrant to acquire a total of 830,039 shares of unissued common stock at an exercise price of $6.75 per share. The warrant may be exercised for all or any part thereof at December 31, 1996, or earlier upon a payment default with respect to the Corporation's $31,249 maximum reimbursement obligation to its sureties, but not later than July 31, 2000. The Corporation's obligation for the warrant covering 830,039 shares can be (i) eliminated if the Corporation satisfies its $31,249 maximum reimbursement obligation by June 30, 1996 or (ii) reduced by 50% if satisfied during the period from July 1, 1996 through September 30, 1996.

TAXES ON INCOME

The components of the U.S. federal, state and foreign income tax expense (benefit) reflected in the accompanying statements of operations for the three years in the period ended December 31, 1995 were as follows:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                           1995        1994       1993
- --------------------------------------------------------------------------------

Currently payable
  U.S. federal                                 $(31,776)   $(12,762)   $11,508
  State and foreign                               2,965       3,222      5,547
- --------------------------------------------------------------------------------
Current                                         (28,811)     (9,540)    17,055
- --------------------------------------------------------------------------------
Deferred
  U.S. federal                                   31,776     (15,493)       513
  State and foreign                               6,929      (5,861)     4,063
- --------------------------------------------------------------------------------
Deferred                                         38,705     (21,354)     4,576
- --------------------------------------------------------------------------------
Income tax expense (benefit) from
  continuing operations                        $  9,894    $(30,894)   $21,631
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The income tax expense (benefit) applicable to continuing and discontinued operations for the three years in the period ended December 31, 1995 were as follows:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                           1995        1994       1993
- --------------------------------------------------------------------------------

Continuing operations
  Current                                      $(28,811)   $ (9,540)   $17,055
  Deferred                                       38,705     (21,354)     4,576
- --------------------------------------------------------------------------------
                                                  9,894     (30,894)    21,631
Discontinued operations                         (10,774)    (45,365)     4,828
- --------------------------------------------------------------------------------
Income tax expense (benefit)                   $   (880)   $(76,259)   $26,459
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     As of December 31, 1995, U.S. Federal income tax returns for the years 1987 through 1993 were in the process of examination or appeal. All years prior to 1987 are closed to further examination. The Company believes that adequate provision has been made for possible assessments of additional taxes.

     Deferred tax assets and liabilities as of December 31, 1995 and 1994 were as follows:


- --------------------------------------------------------------------------------
DECEMBER 31, 1995                               ASSETS  LIABILITIES      TOTAL
- --------------------------------------------------------------------------------

Employee benefit plans                        $ 22,545    $      --  $  22,545
Provision for estimated losses                  93,424           --     93,424
Revenue recognition                              1,022           --      1,022
Alternative minimum tax                         13,802           --     13,802
Joint ventures                                   3,851           --      3,851
Depreciation                                        --       (7,506)    (7,506)
Basis difference in affiliates                  17,997           --     17,997
Self insurance liability                        23,908           --     23,908
Net operating loss                              62,613           --     62,613
Valuation allowance                                 --     (237,002)  (237,002)
Other, net                                       7,875           --      7,875
- --------------------------------------------------------------------------------
Deferred tax assets (liabilities)
  Continuing operations                        247,037     (244,508)     2,529
  Discontinued operations                       30,336           --     30,336
- --------------------------------------------------------------------------------
Total                                         $277,373    $(244,508) $  32,865
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
DECEMBER 31, 1994                               ASSETS  LIABILITIES      TOTAL
- --------------------------------------------------------------------------------
Employee benefit plans                        $ 17,871    $      --  $  17,871
Provision for estimated losses                  77,902           --     77,902
Revenue recognition                             38,745           --     38,745
Alternative minimum tax                         12,689           --     12,689
Joint ventures                                   1,244           --      1,244
Depreciation                                        --      (11,523)   (11,523)
Basis difference in affiliates                      --      (15,605)   (15,605)
Self insurance liability                        26,352           --     26,352
Net operating loss                               7,871           --      7,871
Valuation allowance                                 --     (127,594)  (127,594)
Other, net                                      13,282           --     13,282
- --------------------------------------------------------------------------------
Deferred tax assets (liabilities)
  Continuing operations                        195,956     (154,722)    41,234
  Discontinued operations                       19,072           --     19,072
- --------------------------------------------------------------------------------
Total                                         $215,028    $(154,722) $  60,306
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     At December 31, 1995, the Corporation had consolidated regular tax net operating loss carryforwards for federal, state and foreign tax purposes of approximately $99,848, $15,235 and $12,431, respectively, which begin to expire in the year 2000. In addition, the Corporation had alternative minimum tax credits of $13,802 at December 31, 1995 which carry forward indefinitely. The Corporation also had general business credit and foreign tax credit carryforwards of $2,639 and $1,068, respectively, which begin to expire in 1998. The ability of the Corporation to use the net operating loss carryforwards and tax credits prior to their expiration could be limited.The valuation allowance increased by $109,408 in 1995 from $127,594 at December 31, 1994 to $237,002 at
December 31, 1995 to offset these net operating loss carryforwards and other deferred tax assets due to substantial doubt of their realization based on circumstances described in the "Basis of Presentation and Management's Plans" Note to Consolidated Financial Statements.

     Income tax expense (benefit) of continuing operations differed from income taxes at the U.S. federal statutory tax rate of 35% for the three years in the period ended December 31, 1995 for the following reasons:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                          1995         1994       1993
- --------------------------------------------------------------------------------

Tax at federal statutory rate                 $(24,410)    $(65,055)   $18,107
Expense (benefit) for:
  State taxes                                   (9,221)      (9,989)     2,804
  Foreign taxes                                    393        5,443      3,838
  Change in valuation allowance                 36,123       80,354         --
  Nondeductible expenses
  (nontaxable income), net                       7,009        5,193     (2,350)
  Adjustment of prior years'
  accruals                                          --      (46,504)        --
  Other                                             --         (336)      (768)
- --------------------------------------------------------------------------------
Income tax expense (benefit)
  of continuing operations                     $ 9,894     $(30,894)   $21,631
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The increase in valuation allowance in 1995 of $36,123 is net of the valuation allowance of $73,285 allocated to discontinued operations. The increase in the valuation allowance in 1994 of $80,354 is net of the valuation allowance of $47,240 allocated to discontinued operations.

     The domestic and foreign components of income (loss) before income taxes for the three years in the period ended December 31, 1995 were as follows:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                          1995        1994        1993
- --------------------------------------------------------------------------------

United States                                 $(92,855)   $(191,174)   $31,362
Foreign                                         23,113        5,302     20,372
- --------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes              $(69,742)   $(185,872)   $51,734
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


LEGAL PROCEEDINGS

The Corporation is subject to a number of lawsuits in the following four general categories that were either settled or are currently pending against the Corporation and/or MK Rail and their respective directors and or officers (the "defendants") (i) class actions relating to transactions in the common stock of the Corporation (ii) class actions relating to the issuance of, and transactions in, the common stock of MK Rail (iii) derivative actions brought by persons who claim to be stockholders of the Corporation and (iv) claims brought by the former stockholders of three corporations, Touchstone, Inc., TMS, Inc. and Clark Industries, Inc., ("Clark") acquired by the Corporation in exchange for shares of the Corporation's common stock. The plaintiffs in these actions have sought various remedies, including compensatory and punitive damages and injunctive relief.

MK SECURITIES CLASS ACTIONS: Seven separate cases first filed on July 28, 1994, have been consolidated. The plaintiffs in this consolidated action represent the class of stockholders who purchased shares of the Corporation's common stock during the period of October 15, 1993 to March 31, 1995. Defendants include the Corporation, certain of the Corporation's current and former officers, and the Corporation's auditors. The plaintiffs purport to state claims for violation of certain federal and state securities laws and certain common law claims, and seek damages in an unspecified amount. The parties have entered into a court approved settlement, the ultimate effectiveness of which is contingent upon settlement of other actions.

MK RAIL SECURITIES CLASS ACTIONS: Two cases both filed on October 20, 1994, relating to the issuance of, and transaction in, the common stock of MK Rail have been consolidated. The plaintiffs in these consolidated actions represent the class of stockholders who purchased shares of common stock of MK Rail during the period of April 26, 1994 to April 25, 1995. Defendants include the Corporation, MK Rail, certain current and former officers and directors of the Corporation and MK Rail, and the managing underwriters of MK Rail's initial public offering. The plaintiffs purport to state claims for violation of certain federal securities laws and certain common law claims and seek damages in an unspecified amount. The parties have entered into a court approved settlement, the ultimate effectiveness of which is contingent upon settlement of other actions.

DERIVATIVE ACTIONS: Thirteen derivative actions have been filed in state courts in Idaho and Delaware, naming as defendants certain of the Corporation's present and former directors and officers. The Corporation is a nominal defendant in each of these actions. Settlement agreements are scheduled for court review on April 15, 1996 and May 21, 1996.

MK RAIL COMPONENTS ACTIONS: The plaintiffs in actions filed February 7, 1995, allege that certain financial statements of the Corporation upon which they based their decision to exchange Touchstone, Inc. shares for the Corporation's common stock were misleading. The plaintiffs purport to state claims for violation of federal and Tennessee securities laws. The plaintiffs further allege that the Corporation violated the exchange agreement under which they exchanged their Touchstone shares. The cases have been settled.

     The plaintiffs in an action filed December 22, 1995 ("Pilarczyk") allege that they were induced to enter into an exchange agreement to exchange TMS, Inc. shares for the Corporation's common stock and also to enter into noncompete agreements by the defendants' allegedly false statements. Plaintiffs assert claims under the Securities Exchange Act of 1934 for breach of the exchange agreement; breach of an alleged covenant of good faith and fair dealing with respect to the exchange agreement and noncompete agreements; unjust enrichment; common law fraud; negligent misrepresentation; and rescission of the exchange agreement. Plaintiffs together seek compensatory damages of not less than $7,500, treble damages, punitive damages of not less than $5,000, pre and postjudgment interest and attorneys' fees. The defendants filed a motion to dismiss the First Amended Complaint on April 8, 1996.

     The plaintiffs in an action filed December 29, 1995 allege that they were induced by the defendants' false and misleading statements to enter into an exchange agreement to exchange Clark shares for the Corporation's common stock. Plaintiffs assert claims under the Security Exchange Act of 1934 and the Racketeer Influenced and Corrupt Organization Act ("RICO"), and common law fraud. Plaintiffs seek compensatory damages of approximately $1,000, treble damages under RICO, punitive damages of $3,000, attorney's fees and prejudgment interest. The Corporation filed a motion to dismiss on March 20, 1996.

SETTLEMENTS: Settlement discussions have been held among the Corporation, MK Rail, certain of their respective present and former officers and directors, their insurance carriers, the underwriting defendants and plaintiffs with respect to all of the pending cases except Pilarczyk. These discussions have resulted in agree-ments to settle the MK Securities Class Actions, the MK Rail Securities Class Actions, the Derivative Actions and the Touchstone Actions. No agreement to settle has been reached in the Clark action.

     The settlements, other than that of the Touchstone, Inc. Actions, must be submitted to, and approved by, the courts presiding over the various cases. That process is ongoing and, as of this date, stands as follows:

     The settlement of the MK Securities Class Actions has been approved by the United States District Court for the District of Idaho in a final judgment entered on December 1, 1995. A court approved settlement fund was established and settlement proceeds (cash of $35,000, which was provided by insurers, and a share certificate for 2,976,923 shares of the Corporation's common stock) were deposited therein during 1995. The issuance of the common stock represented by such certificate and the transfer of the settlement proceeds from the settlement fund to the control of the plaintiffs is subject to nonappealable judgments approving the settlements in the MK Rail Securities Class Actions and the MKDerivative Actions.

     The settlement of the MK Rail Securities Class Actions was approved on March 29, 1996 by the United States District Court for the District of Idaho, subject to appeal for a period of 30 days following March 29, 1996. A court-approved settlement fund was established and the Corporation deposited a share certificate for 869,231 shares of its common stock into such fund after the settlement was approved. The issuance of the common stock represented by such certificate and the transfer of the settlement proceeds to the control of the plaintiffs is subject to the entry of a final nonappealable judgment approving the settlement of the "Double Derivative" Claims. The effectiveness of the settlement of the MK Rail Securities Class Actions is not, however, subject to the final judicial approval of the settlements in the MK Securities Class Actions or the MK Derivative Actions.

     The settlements of the MK Derivative Actions has been submitted for approval by the Delaware Chancery Court and the Idaho District Court for Ada County. In connection with the settlements of the MK Derivative Actions, the Corporation reached an agreement with the Corporation's former chairman with respect to his severance benefits, including pension rights, to which the plaintiffs do not object. A hearing has been scheduled for April 15, 1996 before the Delaware Court of Chancery and for May 21, 1996 before the Idaho District Court. If approved by final orders of the Delaware Chancery Court and the Idaho District Court that become final and nonappealable the settlement proceeds from the MK Derivative Actions (less attorneys' fees and expenses) will be transferred to the control of the settlement fund in the MKSecurities Class Actions and, thus, the effectiveness of the settlement is subject to certain conditions, including the entry of final, nonappealable judgments approving the settlements in the MK Securities Class Actions (which condition has been satisfied), the MK Rail Securities Class Actions and the "Double Derivative" Claims asserted on behalf of MK Rail.

     Settlement of the "Double Derivative" Claims asserted on behalf of MK Rail was reached on March 4, 1996. A hearing with respect to such approval has been set for May 21, 1996. The Corporation has no monetary or other obligations under the settlement of the actions resulting from the "Double Derivative" claims (the "Double Derivative Actions"). However, $4,500 in the reduction of intercompany debt owed by MK Rail to the Corporation is attributable to the settlement of the Double Derivative Actions, the MK Securities Class Actions and the MK Rail Securities Class Actions. The effectiveness of the settlement is conditioned upon a judgment by the Idaho Court approving the settlement that becomes final and nonappealable and approval of the settlement in the MK Rail Securities Class Actions.

     The settlement terms will require the Corporation, as its share of the settlements, to (i) issue 2,976,923 shares of common stock in settlement of the MK Securities Class Actions; and (ii) issue 869,231 shares of common stock in settlement of the MK Rail Securities Class Actions. The settlement of the Derivative Actions requires the implementation of certain "therapeutic measures"with respect to corporate governance. The Corporation's insurance carriers have paid $35,000 on behalf of the individual defendants in the MK Securities Class Actions and the Derivative Actions, and MK Rail's insurance carrier has paid $6,000 into a settlement fund created in connection with the settlement of the MK Rail Securities Class Actions.

     The Touchstone, Inc. Actions have been settled and notices of voluntary dismissal with prejudice were filed on January 16, 1996. Under the terms of the settlement, the Corporation paid $425 to the plaintiffs, paid the plaintiffs their actual out-of-pocket fees and costs in the amount of $146 on or about April 1, 1996, and agreed to pay the difference, if any, between $5,250 and the sum of all proceeds received by the plaintiffs as members of the class from the settlement of the MK Securities Class Actions.

     If settlement agreements in connection with the class actions relating to transactions in the Corporation's common stock, class actions relating to the issuance of, and transactions in, the common stock of MK Rail and claims brought by the former stockholders of Touchstone, Inc., are approved as contemplated in their present form, the Corporation expects, that the amounts provided in the accompanying consolidated financial statements for these actions will likely exceed the ultimate liability of these actions.

     Other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against the Corporation and its subsidiaries relating to matters that are in the ordinary course of its business activities, including environmental matters, are not expected to have a material adverse effect on the Corporation's financial position or results of operations.

OTHER INCOME (EXPENSE) NET

Other income (expense) items for the three years in the period ended December 31, 1995 were as follows:


- --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                          1995        1994        1993
- --------------------------------------------------------------------------------

Interest, dividends and net gains
and losses on sales of marketable
securities                                    $  4,874     $  3,980    $35,829
Net loss on disposals and
  write-downs of assets, net                   (10,472)     (20,494)    (4,578)
Underwriting income (expense)
  of insurance subsidiary, net                   1,899        4,117     (1,480)
Amortization of goodwill                            --       (1,061)      (180)
Miscellaneous income
  (expense), net                                  (709)      (6,207)    (2,783)
- --------------------------------------------------------------------------------
Other income (expense), net                   $ (4,408)    $(19,665)   $26,808
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

The Corporation has commitments and performance guarantees arising from engineering and construction contracts including those of its construction joint ventures. The Corporation is self insured for workers' compensation, automobile, general liability and third party errors and omissions. The Corporation has insurance agreements with insurers for losses in excess of self-insured limits.

Long-Term Leases: Total rental payments for real estate and equipment under lease, and charged to operations in 1995, 1994 and 1993 were $34,550, $30,980 and $33,590, respectively. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year at December 31, 1995 were as follows:


- --------------------------------------------------------------------------------
YEAR                                         REAL ESTATE   EQUIPMENT    TOTAL
- --------------------------------------------------------------------------------

1996                                          $ 13,167       $3,491   $ 16,658
1997                                            11,324        2,125     13,449
1998                                            10,276        1,310     11,586
1999                                            10,059          917     10,976
2000                                            11,937          393     12,330
2001 and after                                 109,700           --    109,700
- --------------------------------------------------------------------------------
Totals                                        $166,463       $8,236   $174,699
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The Boise, Idaho and Cleveland, Ohio administrative offices and engineering facilities consisting of approximately 337,300 square feet and 246,700 square feet, respectively, are rented under long-term, noncancelable leases expiring in 2015 and 2010, respectively. The Corporation's aggregate lease obligations, net of sublease income for the Boise and Cleveland facilities under these noncancelable leases, at December 31, 1995 was $154,700.

     The Corporation, through its wholly-owned subsidiary Navasota Mining Company, Inc., had leased mining equipment under operating leases through 2012 with a basic annual rent of $6,686, which were reimbursable and funded under a mining services contract with the mine owner. The mining services contract was terminated for convenience by the mine owner on February 29, 1996 and pursuant to the mining services contract, the mine owner assumed the obligations under the lease agreements. See the "Subsequent Events - Navasota Mining Services Contract" Note to Consolidated Financial Statements.

CF SYSTEMS: In 1990, the Corporation acquired CFSystems, which had developed a solvent-extraction technology. The Corporation's investment in CFSystems, was $4,844 at December 31, 1995 and $4,400 at December 31, 1994.

     In March 1995, the Corporation was awarded a $26,700 fixed-price contract by the Texas Natural Resource Conservation Commission ("TNRCC") for remediation of contaminated soil at a Superfund Site in Texas. Among other provisions, the contract will require CF Systems to (i) front-end (design, procure, fabricate, assemble and start-up) an on-site solvent-extraction facility and (ii) provide a guarantee in the form of a letter of credit for the estimated front-end costs of $13,600. TNRCC will make periodic payments to CF Systems for the front-end costs, until completion of the start-up phase in August 1996, up to a maximum of $13,600. CF Systems has billed and received $3,523 of front-end costs at December 31, 1995. If the completed facility is successful in meeting certain specified performance criteria at the end of the start-up phase, CF Systems will proceed to the operations phase and complete the contract. If CF Systems does not meet the performance criteria, such failure will be grounds for termination and TNRCC will recover the front-end costs from the Corporation.

DISCONTINUED SHIPBUILDING AND REAL ESTATE DEVELOPMENT OPERATIONS: In April 1989, the Corporation sold its ownership interest in National Steel and Shipbuilding Company ("NASSCO") and in June 1994, the Corporation renegotiated and amended the April 1989 sale agreement with NASSCO. Under the terms of the amended agreement the Corporation agreed to provide NASSCO a $21,000 credit facility. The Corporation's commitment to provide the $21,000 credit facility will terminate concurrently with the delivery and acceptance by the U.S. Navy of the last NASSCO-built ship in a multiple-ship contract. The U.S. Navy and NASSCO currently are negotiating the acceptance date of such ship, which is expected to occur on or before May 31, 1996. Prior to the third quarter of 1995, the Corporation also guaranteed a stand-alone bank credit facility for NASSCO. In the third quarter of 1995, NASSCO negotiated a stand-alone bank credit facility without a Corporation guarantee.

     The Corporation has also guaranteed $21,000 of NASSCO's port facility bonds until not later than December 1, 2002, and guaranteed $1,375 of NASSCO's federal workers' compensation bonds. NASSCO's floating dry dock is pledged as collateral for the $21,000 port faci-lity bonds. The agreement in connection with the Corporation's guarantee of NASSCO's $21,000 indebtedness includes certain default provisions including the occurrence of an event of bankruptcy proceedings under the United States Bankruptcy Code. Upon the occurrence of an event of default, payment of the $21,000 indebtedness could be accelerated.

     At December 31, 1995, the Corporation was liable for $15,519 of secured bank loans due June 30, 1996 in connection with commercial real estate operations of its Emkay Development Company, Inc., subsidiary ("Emkay"), discontinued in 1987. Net liabilities of the discontinued real estate operations are included in the accompanying consolidated balance sheet at December 31, 1995 under the caption "Other Accrued Liabilities". Net assets of the discontinued real estate operations are included in the accompanying consolidated balance sheet at December 31, 1994 under the caption "Other Investments and Assets".


- --------------------------------------------------------------------------------
DECEMBER 31,                                                1995        1994
- --------------------------------------------------------------------------------

Notes receivable                                         $     --    $ 25,504
Real estate assets held for sale                           11,928       5,920
Other assets and liabilities, net                             318       2,853
Secured term bank loans, due June 30, 1996,
  8.75% at December 31, 1995, 6.4% and
  6.9% at December 31, 1994                               (15,519)    (31,078)
- --------------------------------------------------------------------------------
Net assets (liabilities)                                 $ (3,273)   $ (3,199
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     In the fourth quarter of 1995, the maker of a $16,360 secured promissory note payable to the Corporation defaulted on the note. The note was secured by deeds of trust on certain real estate assets. In December 1995, the maker purchased for cash a portion of the real estate assets and transferred title to the remaining real estate assets to the Corporation. The Corporation has provided for its estimated losses on disposition of the real estate assets held for sale at December 31, 1995.

LETTERS OF CREDIT: At December 31, 1995 the Corporation was contingently liable, in the normal course of business, for $117,300 related to letters of credit under contract performance obligations to customers not reflected in the balance sheet at December 31, 1995. Of this aggregate amount, $20,570 in letters of credit were for contract performance obligations to customers of its discontinued MK Rail and Transit operations and $28,650 in letters of credit in support of contract performance obligations to customers of MDC. Subsequent to December 31, 1995, the Corporation sold its 62.8% ownership interest in MDC. The Corporation and MDC's lender banks, as of the date of this Annual Report on Form 10-K, are holding discussions concerning the banks release of the Corporation's financial guarantees.

     In addition, the Corporation provides guarantees for $75,245 in letters of credit issued by third parties, $61,505 of which were in connection with Amerail's performance of the Metra Contract and $13,740 to meet the reinsurance requirements of the Corporation's captive insurance subsidiary. The credit risk is mitigated by the insurance subsidiary's portfolio of high quality investments ($24,440 fair value at December 31, 1995) used to collateralize the letters of credit.

GOVERNMENT AUDITS: The Corporation has a number of cost reimbursable contracts with the U.S. Government, the allowable costs of which are subject to adjustments upon audit by various agencies of the U.S. Government. Audits currently in progress are in varying stages of completion and relate to years ended 1987 through 1994. Some audits have resulted in proposed claims and cost disallowances. The Corporation must complete cost analysis for the years under audit before it can determine the merit of the issues raised and quantify the amount of any potential disallowance. The Corporation expects that the resolution of these matters will not materially effect the Corporation's results of operations or financial position.

EMPLOYMENT AGREEMENTS: The Corporation has employment agreements with several of its key employees which generally provide for salary continuation for a number of years plus continuation of certain benefits in the event of termination of employment without cause (as defined), including a change of control in the Corporation (as defined). If all of the key employees under contract at December 31, 1995 were to be terminated without cause, the Corporation's liability would be approximately $4,600.

GEOGRAPHIC OPERATING DATA

     The Corporation engages in all types of general construction work including industrial, heavy civil and marine, mechanical, pipeline, building, and underground, for a wide range of public and private customers throughout the world. In addition, the Corporation renders design services in practically all engineering disciplines. Other markets for its services include nuclear and fossil-fueled power plants, environmental and hazardous waste abatement and operations and maintenance for military and commercial facilities. The Corporation's operations by geographic area for the three years in the period ended December 31, 1995 were as follows:


- --------------------------------------------------------------------------------
GEOGRAPHIC DATA
YEAR ENDED DECEMBER 31,                    1995           1994         1993
- --------------------------------------------------------------------------------

Revenue
  United States                         $1,298,312     $1,376,197   $1,760,914
  Canada                                    68,867         55,477       43,744
  Europe                                    88,619         90,227      100,012
  Asia/Pacific                              92,064        411,066      309,706
  Middle East                               83,816         62,578       76,194
  Other international                       76,988         25,458       39,306
- --------------------------------------------------------------------------------
Total revenue                           $1,708,666     $2,021,003   $2,329,876
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Operating income (loss)
  United States                           $ 27,909      $ (85,133)     $31,951
  Canada                                   (21,278)        (7,923)       1,710
  Europe                                    13,836          1,593        2,691
  Asia/Pacific                              (6,436)       (14,331)      12,188
  Middle East                                3,604          5,208        7,824
  Other international                        1,187           (182)       4,189
- --------------------------------------------------------------------------------
Total operating income (loss)             $ 18,822      $(100,768)     $60,553
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Identifiable operating assets
  United States                           $260,401       $353,711   $  461,466
  Canada                                    11,689          4,297       22,747
  Europe                                    61,913         42,584        9,505
  Asia/Pacific                              53,861        209,649      157,285
  Middle East                               38,185         49,001       32,794
  Other international                       71,266         17,078       42,964
Corporate assets                           130,845        226,627      314,785
- --------------------------------------------------------------------------------
Total assets                              $628,160       $902,947   $1,041,546
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     Operating income (loss) represents total contract revenues less direct contract costs and expenses and certain indirect overhead and excludes corporate income and expenses, interest expense and income taxes. Identifiable operating assets are those assets employed in each geographic location. Corporate assets consist primarily of cash, tax assets, investments held for sale, securities available for sale and assets not employed in contract services.

     Ten percent or more of the Corporation's revenue was derived from contracts with various agencies of the U.S. Government of $383,000 in 1995, $544,400 in 1994 and $603,900 in 1993.

STOCK PLANS

STOCK OPTION AND RESTRICTED STOCK AWARDS: The Corporation has three stock award plans (i) the 1991 Stock Incentive Plan (the "1991 Plan") (ii) the 1994 Stock Compensation Plan (the "1994 Plan") adopted with stockholder approval in 1994 and (iii) the 1995 Plan (the "1995 Plan") approved by the Board of Directors in March, 1995. Both the 1991 and 1994 Plans permit the issuance of stock options, stock appreciation rights (SAR's), limited SAR's, and restricted stock to selected employees of the Corporation. The 1991 Plan reserved 1,367,324 shares for options, SAR's, limited SAR's and restricted stock and the 1994 Plan reserved 1,275,000 shares for options, SAR's or limited SAR's and 225,000 shares for restricted stock. The 1995 Plan reserved 250,000 shares for options and 20,000 shares for restricted stock awards. During 1995, 305,000 options were granted under the 1991 and 1994 Plans, in tandem with limited SARs. During 1995, stock options for 250,000 shares were granted and 20,000 shares of restricted stock were awarded under the 1995 Plan. Restrictions on the 20,000 shares of restricted stock lapsed in October 1995. SAR's and limited SAR's granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option.

     Under the terms of the 1991, 1994 and 1995 Plans, options may be either nonqualified or incentive stock options and the exercise price may not be less than the fair market value of a share on the date of grant. However, under the terms of the 1991 Plan, variable-price nonqualified stock options may be exercised at(i) the fair market value on the date of exercise if less than the grant price or (ii) the grant price less any market appreciation from date of grant to date of exercise, but not less than par value of $1.67 per share.

     Restricted stock awards are granted at no cost to selected employees. During 1995, 192,500 restricted shares were granted under the 1991 and 1994 Plans. Other than the restrictions which limit the sale and transfer of restricted stock, the employees are entitled to all the rights of a stockholder. At December 31, 1995, there were 249,167 restricted shares outstanding under the plans, with restriction periods ranging from one to four years.

     Options granted under the 1991, 1994 and 1995 Plans become exercisable cumulatively over periods of three to six years from the date of grant. At December 31, 1995, options were exercisable to purchase 772,315 shares. Unexercised options expire 10 years after the date of grant.

     At December 31, 1995, 375,144 shares of treasury stock were held in trust for distribution under variable-price options.

     The following table summarizes the changes in shares under option and the price range thereof under the 1991, 1994 and 1995 Plans:


- --------------------------------------------------------------------------------
                                                                    PRICE RANGE
                                                        SHARES       PER SHARE
- --------------------------------------------------------------------------------

Shares under option, December 31, 1992                  991,704    $11.06-27.84
  Options granted                                       448,000    $21.19-26.44
  Options exercised                                     (51,250)   $ 3.87-24.88
  Options canceled/expired                              (85,186)
Shares under option, December 31, 1993                1,303,268    $14.03-27.84
  Options granted                                       263,500    $16.06-25.31
  Options exercised                                     (23,408)   $14.03-27.84
  Options canceled/expired                             (189,817)
  Shares under option, December 31, 1994              1,353,543    $16.06-27.84
  Options granted                                       555,000    $ 6.00- 8.00
  Options exercised                                          --
  Options canceled/expired                             (442,367)
- --------------------------------------------------------------------------------
Shares under option, December 31, 1995                1,466,176    $ 6.00-27.84
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The number of shares of common stock reserved for granting future options and restricted stock awards under the 1991, 1994 and 1995 Plans were 1,435,974, 1,700,674 and 405,874, at December 31, 1995, 1994, and 1993, respectively.

     In addition, the Corporation has issued 240,117 shares of restricted stock, with restriction periods of three, five and ten years, to former stockholders of acquired businesses as consideration for noncompete agreements and in return for an agreement to provide services to the Corporation's 65% owned subsidiary
MK Rail during specific future periods. During 1995, the recipients acquired full rights to 27,754 shares. At December 31, 1995, 171,198 shares remained outstanding.

DIRECTORS STOCK OPTION PLAN: The Corporation has a directors stock option plan adopted in 1990, under which 192,000 shares of common stock were reserved for issuance to non-employee directors. As of December 31, 1995 options to purchase 144,000 shares have been granted under the plan, net of cancelations, of which 99,000 are exercisable. The plan entitles the non-employee directors to purchase shares of common stock at a 50 percent discount from market value at the date of grant. The options granted become exercisable in one-third increments over a three-year period beginning one year after the date of grant.

     Compensation expense for the employee and non-employee restricted stock award plans and the non-employee directors stock option plan was $1,410 in 1995, $1,361 in 1994 and $852 in 1993.

SAVINGS PLANS: The Corporation has a voluntary 401(k) savings plan ("401(k) plan") and had, until May 1995, an Employee Stock Ownership Plan ("ESOP") covering eligible salaried employees. Through March 31, 1995, the Corporation matched participant's salary deferrals to the 401(k) plan up to 5% of participant's eligible compensation. The match consisted of an allocation of shares in the ESOP Trust not to exceed 3% of participant's eligible compensation and cash paid into the 401(k) plan, not to exceed 2% of eligible compensation. Beginning April 1995, the Corporation began matching participant's salary deferrals to the 401(k) plan entirely with cash, not to exceed 5% of participant's eligible compensation. The unallocated ESOP shares remaining from the original 2,441,932 prefunded shares, were allocated to participants in May 1995. On May 10, 1995, the ESOP was terminated and allocated common stock was made available for distribution to participants. Compensation expense charged to operations for (i) cash contributions to the 401(k) plan and (ii) the fair market value of the allocated shares in the ESOP Trust and the redistribution of Corporation dividends on unallocated shares paid in cash to plan participants in 1995, 1994 and 1993 was $11,938, $12,818 and $13,761, respectively.

BENEFIT PLANS

PENSION PLANS: The Corporation sponsors a defined benefit pension plan which was curtailed so that employees do not earn additional defined benefits for future service. Future service however is counted toward vesting of benefits accumulated based on prior service. The plan remains in existence and continues to pay benefits, to invest assets and to receive employer contributions, if necessary.

     Pension cost for each of the three years in the period ended December 31, 1995 included the following components:


- --------------------------------------------------------------------------------
PENSION COST
YEAR ENDED DECEMBER 31,                          1995        1994        1993
- --------------------------------------------------------------------------------

Interest cost on accumulated
  benefit obligation                           $ 3,111     $ 3,055     $ 2,869
Actual return on plan assets                    (9,306)     (3,690)     (4,240)
Net amortization and deferral                    6,195         890       1,602
- --------------------------------------------------------------------------------
Pension cost                                   $    --     $ 0,255     $ 0,231
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The funded status of the plan at December 31, 1995 and 1994 follows:


- --------------------------------------------------------------------------------
PREPAID PENSION COST
DECEMBER 31,                                                 1995        1994
- --------------------------------------------------------------------------------

Accumulated benefit obligation,
  including vested benefits
  of $(45,714) and $(35,393)                              $(47,593)   $(37,444)
Plan assets at fair value                                   50,300      42,542
- --------------------------------------------------------------------------------
Plan assets in excess of accumulated
  benefit obligation                                         2,707       5,098
Unrecognized net loss                                        8,816       6,425
- --------------------------------------------------------------------------------
Prepaid pension cost                                      $ 11,523    $ 11,523
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The prepaid pension cost is included in the accompanying consolidated balance sheets at December 31, 1995 and 1994 under the caption "Other investments and assets".

     At December 31, 1995, approximately 43% of plan assets were invested in common stocks, 15% in corporate bonds, 24% in U.S. government securities and 18% in cash equivalents.

     The discount rates used in determining the actuarial present value of the accumulated benefit obligation were 7% for 1995 and 8.5% for 1994. The expected long-term rate of return on plan assets was 8% for 1995 and 1994.

     The Corporation sponsors several defined contribution pension plans for certain hourly contract mining services and construction services employees. Pension cost charged to operations, based on hours worked, amounted to $1,195 in 1995, $2,036 in 1994 and $2,232 in 1993.

     The Corporation participates in and makes contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all direct-hire craft employees covered by collective bargaining agreements. The Corporation charged to operations pension cost under the plans amounting to $6,721 in 1995, $6,751 in 1994 and $9,154 in 1993. Under ERISA, as amended by the Multiemployer Pension Plan Amendment Act of 1980, a contributor to a multiemployer plan is liable upon termination of the plan or its withdrawal from the plan, for its share of the multiemployer plan's unfunded vested liabilities.

     The Corporation has long maintained policies and procedures to attempt to preclude it from being subject to withdrawal liability for any portion of an unfunded vested liability under a construction industry multiemployer pension plan. Based on information provided by the multiemployer plan administrators to the U.S. Department of Labor, the Corporation's share of such plans' unfunded vested liabilities as of the most recent disclosures available was approximately $5,900.

Incentive Plans: The Corporation has an executive incentive plan and two long-term incentive and benefit plans for officers and key employees. The cost of incentive plans was $1,313 in 1995, nil in 1994 and $5,536 in 1993.

Supplemental Retirement Income Arrangements: The Corporation has unfunded supplemental retirement income arrangements for officers and key employees and an unfunded defined benefit pension plan for non-employee directors.

     Periodic cost of the supplemental retirement income arrangements and director's pension plan for each of the three years in the period ended December 31, 1995 included the following components:


- --------------------------------------------------------------------------------
PERIODIC COST
YEAR ENDED DECEMBER 31,                          1995        1994        1993
- --------------------------------------------------------------------------------

Service cost-benefits earned
  during year                                   $  239      $1,464      $  336
Interest cost on accumulated
  benefit obligation                               415         837         693
Net amortization and deferral                      955       1,805         350
- --------------------------------------------------------------------------------
Periodic cost                                   $1,609      $4,106      $1,379
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The unfunded status of the plans at December 31, 1995 and 1994 follows:


- --------------------------------------------------------------------------------
ACCRUED BENEFIT OBLIGATION
DECEMBER 31,                                                1995        1994
- --------------------------------------------------------------------------------

Accumulated benefit obligation,
  including vested benefits
  of $(13,733) and $(10,698)                              $(13,749)   $(11,005)
Projected compensation increases                              (102)       (197)
- --------------------------------------------------------------------------------
Projected benefit obligation                               (13,851)    (11,202)
Prior service cost not yet recognized                           39         519
Unrecognized net (gain) loss                                 1,993      (1,089)
Minimum liability adjustment                                    --        (452)
- --------------------------------------------------------------------------------
Accrued benefit obligation                                $(11,819)   $(12,224)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The accrued benefit obligation is included in the accompanying consolidated balance sheets at December 31, 1995 and 1994 under the caption "Deferred compensation".

     The settlement terms of the derivative actions, provided for (i) the curtailment of the supplemental retirement income arrangement with the Corporation's former chairman including a substantial reduction of his supplemental retirementbenefit and (ii) the curtailment of pension benefits of certain directors including forfeiture of a portion of their credited service and loss of their retirement benefits. These curtailments resulted in the Corporation recognizing a curtailment gain of $1,407 in 1995 partially offset by unrecognized losses and prior service costs of $1,054.

     The discount rate used in determining the actuarial present value of the accumulated benefit obligation was 7% and 8.5%, respectively, for 1995 and 1994. The rate of assumed increase in directors' future compensation was 6% for 1995 and 1994.

POSTRETIREMENT HEALTH CARE PLAN: The Corporation provides certain health care benefits for employees who retired before July 1, 1993 including their surviving spouses and dependent children. Employees who retire after July 1, 1993 are not eligible for postretirement health care benefits. In past years the Corporation amended certain provisions of the plan which amendments have reduced benefits and increased participant's contributions. The Corporation reserves the right to amend or terminate the postretirement health care benefits currently provided under the plan and increase participants' contributions at any time.

     The periodic expense for postretirement health care benefits for each of the three years in the period ended December 31, 1995 included the following components.


- --------------------------------------------------------------------------------
POSTRETIREMENT HEALTH CARE EXPENSE
YEAR ENDED DECEMBER 31,                          1995        1994        1993
- --------------------------------------------------------------------------------

Interest cost on accumulated
  postretirement benefit obligation             $4,415      $2,443      $2,494
Amortization of net loss from changes
  in assumptions and experience                  1,683         527          --
- --------------------------------------------------------------------------------
Postretirement health care expense              $6,098      $2,970      $2,494
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The following table sets forth the plan's activity and unfunded balances at December 31, 1995 and 1994.


- --------------------------------------------------------------------------------
ACCRUED POSTRETIREMENT BENEFIT OBLIGATION
DECEMBER 31,                                                1995        1994
- --------------------------------------------------------------------------------

Accumulated postretirement
  benefit obligation (1)                                  $(52,742)   $(53,989)
Unrecognized net loss from changes
  in assumptions and experience                             23,549      27,279
- --------------------------------------------------------------------------------
Accrued postretirement benefit obligation                 $(29,193)   $(26,710)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     (1) The net decrease in the accumulated postretirement benefit obligation ("APBO") from December 31, 1994 to December 31, 1995 was $1,247. The reasons for the net decrease stem from updating the actuarial assumptions used in the computation of the APBO, plan amendments, and adjustments to reflect current experience. The individual effects of these changes are (i) a decrease of $4,800 from lower than expected health care costs (ii) a decrease of $2,743 from plan amendments which curtailed benefits and increased participant's contributions, partially offset by (iii) an increase of $6,296 from lowering the discount rate from 8.5% to 7%.

     Gains and losses that occur because of changes in assumptions, plan amendments, and because actual experience differs from that assumed are deferred and amortized over 12 years - the average future expected lifetime of retirees and their surviving spouses - and recognized as a component of postretirement health care expense in subsequent years. The postretirement health care expense for 1996 is estimated to be approximately $5,100 compared to $6,098 in 1995.

     The APBO was determined using the projected unit credit method and an assumed discount rate of 7% for 1995 and 8.5% for 1994. In addition, an annual rate increase of 12.0% and 9.4% in the per capita cost of health care benefits was assumed for 1995 and 1994, respectively, gradually declining to 5.5% in the year 2008 and thereafter over the projected payout period of the benefits. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care cost trend rate would increase the APBO at December 31, 1995 by approximately $5,164 and the 1995 postretirement health care expense by approximately $427.

RETENTION AND SEVERANCE PAY PLANS: Effective June 30, 1995, the Corporation adopted key employee retention and severance plans to retain certain key executives and key employees (the "1995 plans"). The plans encourage employees to remain employed with the Corporation by providing additional compensation from the date of adoption through July 1, 1996, and by providing enhanced severance benefits under certain circumstances to any covered employee who is involuntarily terminated prior to July 1, 1996. On April 10, 1996, the Corporation's board of directors approved amendments to the retention and severance plans and adopted a new severance plan (the "1996 plan").

     Under the 1995 retention plan, covered employees would receive awards in cash and stock ranging from 18.3% to 70.0% of their annual base salaries, partially payable in cash on December 15, 1995, and the remainder payable in stock and/or cash on July 1, 1996. The 1995 retention plan also provided that in the event of a Chapter 11 Bankruptcy filing, the stock award would be forfeited and the remaining cash to be paid on July 1, 1996 would be doubled. The retention plan, as amended, provides that, covered employees will have the option of receiving a cash payment on July 1, 1996 equal to twice the cash payment received on December 15, 1995 ("initial cash payment"), or elect (prior to April 30, 1996) to postpone the July 1, 1996 cash payment until the earlier of the Corporation's emergence from a Chapter 11 proceeding or September 30, 1996. Covered employees who elect to postpone payment will receive an additional cash amount equal to the initial cash payment prorated on the number of days from July 1, 1996 to September 30, 1996, but no later than September 30, 1996 and no less than 25% of the initial cash payment.

     Under the 1995 severance plan, covered employees who are involuntarily terminated (without cause) after the occurrence of (i) a change in control of the covered employee's division, (ii) a bankruptcy filing, or (iii) a change in any consecutive two year period of a majority of the directors (unless each new director was approved by a vote of two-thirds of the remaining directors), will receive cash awards ranging from four to nine months of annual base salary. The severance plan terminates on any Chapter 11 plan concerning the Corporation or July 1, 1996 provided that no triggering event has occurred. The 1996 severance plan is substantially similar to the 1995 severance plan but, provides covered employees with severance benefits if they are involuntarily terminated (without cause) between April 10, 1996 and December 31, 1997. Covered employees for the purposes of the 1996 severance plan are employees who elect to postpone payment of their cash award under the retention plan until after July 1, 1996. The Corporation had an estimated liability for retention plan awards of $3,657 at December 31, 1995.

FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 1995 and 1994 have been determined by the Corporation, using available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The contract or notional amounts reflect the extent of involvement the Corporation has in particular classes of financial instruments.

     The carrying amounts and estimated fair values of financial instruments at December 31, 1995 and 1994 are as follows:


- --------------------------------------------------------------------------------
                                                                     CONTRACT OR
                                              CARRYING      FAIR      NOTIONAL
                                               AMOUNT       VALUE      AMOUNT
- --------------------------------------------------------------------------------
DECEMBER 31, 1995
- --------------------------------------------------------------------------------
FINANCIAL ASSETS
  Customer retentions                          $16,952     $16,250
  Other investments and assets:
    Discontinued real estate
     operations -
  Notes and interest receivable                    257         257
  Notes payable                                 15,519      15,519
FINANCIAL LIABILITIES
  Antecedent debt                              213,344     138,674
  Retentions                                    20,076      19,244
  Customers advances                            19,181      18,386
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
  Committed revolving credit
  agreements                                                 1,080     $94,011
  Standby letters of credit                                    823     131,073
  Financial guarantees                                                  83,880
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
                                                                     CONTRACT OR
                                              CARRYING      FAIR      NOTIONAL
                                               AMOUNT       VALUE      AMOUNT
- --------------------------------------------------------------------------------
DECEMBER 31, 1994
- --------------------------------------------------------------------------------
FINANCIAL ASSETS
  Customer retentions                          $32,256     $31,197
  Other investments and assets:
  Discontinued real estate
   operations -
  Notes and interest receivable                 25,504      25,066
  Notes payable                                 31,078      31,078
  Other financial assets                         7,116       6,726
FINANCIAL LIABILITIES
  Retentions                                    29,348      28,385
  Customers advances                            18,584      17,982
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
  Committed revolving credit
  agreements                                                   601    $224,952
  Standby letters of credit                                  3,089     419,037
  Financial guarantees                                                  59,964
- --------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE (LESS RETENTIONS), UNBILLED RECEIVABLES, SECURITIES AVAILABLE FOR SALE, ACCOUNTS PAYABLE, BILLINGS IN EXCESS, SHORT-TERM AND LONG-TERM DEBT: The carrying amounts of these items approximate their fair values.

CUSTOMER RETENTIONS: Bank prime interest rate for 1995 and interest rates previously available to the Corporation for the sale of its receivables at a discount for 1994 were used to estimate fair value.

DISCONTINUED REAL ESTATE OPERATIONS: The carrying amounts of notes and interest receivable and notes payable approximate their fair values.

OTHER FINANCIAL ASSETS: The projected cash flows of notes receivable at December 31, 1994 were discounted at current market rates to estimate fair value.

ANTECEDENT DEBT: Fair value of the antecedent debt was determined based on recent sales of portions of the Corporation's debt and public sales of the debt of similar financially distressed companies.


CUSTOMER ADVANCES: Net present value of future expected cash flows discounted at bank prime rate for 1995 and rates than currently available for short-term debt for 1994 were used to estimate fair value.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: The fair value of committed revolving credit agreements, standby letters of credit, and lending commitments were estimated using fees currently charged to the Corporation taking into account remaining terms and the creditworthiness of the counterparty.

FINANCIAL GUARANTEES: The estimated fair value of financial guarantees were based upon rates charged for similar agreements or estimated cost to terminate them determined from the amount of exposure under the guarantee and the likelihood of performance being required.

DERIVATIVE FINANCIAL INSTRUMENTS: Forward exchange contracts and hedges are valued based on quoted prices for financial instruments with identical or similar terms. The Corporation operates internationally, giving rise to occasional exposure to market risks from changes in foreign exchange rates. Derivative financial instruments are utilized by the Corporation to reduce those risks. The Corporation has only limited involvement with derivative financial instruments and does not hold or issue financial instruments for trading purposes. At December 31, 1995 the Corporation was not party to any derivative financial instruments.

SUBSEQUENT EVENTS

MCCONNELL DOWELL CORPORATION, LIMITED: Subsequent to December 31, 1995 the Corporation sold its 62.8% ownership interest in MDCfor $28,000 net cash proceeds. The Corporation, MDC and MDC's lender banks, as of the date of this Annual Report on Form 10-K, are holding discussions concerning the banks release of the Corporation's financial guarantees amounting to $28,650 in support of MDC contract performance obligations to its customers.

STRAIT CROSSING DEVELOPMENT, INC.: In October 1993, SCDI, then a 45% owned unconsolidated subsidiary of the Corporation, entered into a development agreement with the government of Canada to design, construct and operate for 35 years an 8.4-mile-long toll bridge linking the Atlantic Provinces of New Brunswick and Prince Edward Island (the "development agreement"). Concurrently, SCDI members formed Strait Crossing Joint Venture (the "joint venture") to complete the bridge construction (the "project") and each SCDI member's ownership interest in SCDI was replicated in the joint venture.

     In 1994, the Corporation sold for cash and a note receivable, 9% of its ownership interest in SCDI to a third party who is currently a member of SCDI, thereby reducing its ownership interest to 36%. In the fourth quarter of 1995 the Corporation ceased its proportionate-share funding for the project and advised the SCDI members that it proposed to withdraw from the joint venture.

     On March 29, 1996, the Corporation and the SCDI members reached an agreement in connection with the Corporation's withdrawal from the joint venture (the "withdrawal agreement") under which the Corporation, in exchange for being indemnified by SCDI members against liabilities relating to the project including contract performance guarantees and those outstanding liabilities or potential liabilities to the bonding companies and those under a bank-provided letter of credit, the Corporation agreed among other things, to transfer its $24,841 investment in the joint venture and its 36% ownership interest in SCDI, to the SCDI members, as well as assign to an SCDI member, as maker, the promissory note received as partial consideration for the sale of its 9% ownership interest in SCDI. The

Corporation, further agreed to sell its title to and interest in certain marine equipment to the SCDImembers.

     The Government of Canada has consented to the terms and conditions of the withdrawal agreement and has released the Corporation from its contract performance guarantee under the development agreement. The Corporation has fully provided for the divestiture of its investment in the joint venture and cancelation of its note receivable and accrued interest thereon at December 31, 1995. The Corporation does not expect to recognize any loss from the sale of its marine equipment.

NAVASOTA MINING SERVICES CONTRACT: The Corporation, through its wholly-owned subsidiary Navasota Mining Company, Inc. ("Navasota") had a mining services contract with Texas Municipal Power Agency, ("TMPA") a separate municipal corporation to operate a lignite mine in Texas. In early 1995, TMPA announced its intention to switch from lignite mined by Navasota to Wyoming steam coal, and in late 1995, TMPA notified Navasota to cease mining lignite on or about February 29, 1996. In connection with the mine closing, TMPA acknowledged its obligations to (i) pay Navasota certain termination costs and (ii) assume Navasota's interest as lessee under a leveraged lease concurrent with the termination date. In addition, TMPA asserted a claim against the Corporation and Navasota relating to adverse consequences to TMPA as a result of excessive groundwater conditions which occurred at the mine in past years. TMPA and the Corporation are currently attempting to resolve these matters as part of a comprehensive settlement of all matters relating to the mining services contract and its termination. Other than the loss of future revenue and earnings, the Corporation does not expect that resolution of these matters will have a material adverse effect on its 1996 results of operations or financial condition.

BRIDGE LOAN REPAYMENT AND BRIDGE LOAN EXTENSION: On March 29, 1996, the Corporation paid the outstanding balance owing under the bridge loan. On March 31, 1996, the Corporation agreed to amend certain terms and conditions of the bridge loan facility including, among other things, establishment of a new borrowing capacity and extension of the maturity date. On April 2, 1996, as partial consideration for the extension of the bridge loan facility, the Corporation paid $14,427 interest on the antecedent debt that had been accrued and deferred from July 1, 1995 through March 31, 1996. See the "Short-Term Debt
- - New and Amended Credit Facilities "Note to Consolidated Financial Statements.

MK RAIL STOCKHOLDERS' RIGHTS PLANS: In January 1996, MK Rail's Board of Directors adopted a Stockholders' Rights Plan (the "Rail Rights Plan"). Under the terms of the Rail Rights Plan, preferred stock purchase rights ("Rail Rights") were distributed as a dividend at the rate of one Rail Right for each share of MK Rail's common stock held as of the close of business on January 30, 1996. The number of Rail Rights outstanding is subject to adjustment under certain circumstances, and all Rail Rights expire on January 30, 2006.

     Each Rail Right will entitle the holder to buy 1/100th of a share of the MK Rail's Series C Junior Participating Preferred Stock at an exercise price of $16 for each 1/100th of a share. Each preferred share is designed to be equivalent in voting and dividend rights to 100 shares of common stock. The Rail Rights will be exercisable and will trade separately from the common stock only if a person or group of persons (such as a potential acquisition of the Corporation's 65% ownership interest in MK Rail) becomes the beneficial owner of 10 percent or more of MK Rail's common stock, if a person commences a tender or exchange offer the consummation of which would result in such person becoming the beneficial owner of 10 percent or more of MK Rail's common stock, if a current holder (such as the Corporation) of 10 percent or more of the common stock acquires additional shares of the MK Rail's common stock, or if a "change of control event" occurs with respect to a current holder (such as the Corporation) of 20 percent or more of the MK Rail's common stock.

     MK Rail will be entitled to redeem the Rail Rights at a price of $.001 per Rail Right at any time prior to the time any person acquires 10 percent or more of MK Rail's common stock or a current holder of 10 percent or more of the common stock acquires additional shares of the common stock, or, with respect to a current holder that owns more than 20 percent of the common stock, a "change of control event" occurs.

     In April 1996, the MK Rail Board of Directors amended the Rail Rights Plan to provide that the Corporation's creditors would not be deemed to beneficially own shares of MK Rail by reason of negotiations among the Corporation and those creditors with respect to the Recapitalization or other restructuring alternatives. The Corporation has requested that MK Rail's Board of Directors further amend the Rail Rights Plan to exclude agreements with respect, or implementation of, the Corporation's Recapitalization from the triggering events under the Rail Rights Plan. The MK Rail Board has not yet agreed to adopt such amendments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Following is a list as of March 31, 1996, of the names and ages of the directors of the Corporation, all positions held by them with the Corporation, their terms of office as directors together with the date of their election as such, the business experience of each director during the past five years and other directorships held by each director.

               DIRECTORS WHOSE TERMS OF OFFICE CONTINUE UNTIL 1996

Christopher B. Hemmeter, Age 56

     Owner, Hemmeter Companies (Real Estate Development), Los Angeles, California. Formerly, Partner of Hemmeter Partners and Chairman of Hemmeter Enterprises, Inc., Denver, Colorado. Mr. Hemmeter also serves as director for Hemmeter Enterprises, Inc. and Harrah's Jazz Company, neither of which is a parent, subsidiary or affiliate of the Corporation. Mr. Hemmeter has served as a director since 1988.

     Member: Executive Compensation and Nominating Committee

Robert A. McCabe, Age 61

     President, Pilot Capital Corporation (Private Equity Financing), New York, New York. Mr. McCabe also serves as a director for Church & Dwight Co., Inc., Thermo Electron Corporation, Thermo Instruments Systems, Inc. and Borg-Warner Security Corporation, none of which is a parent, subsidiary or affiliate of the Corporation. Mr. McCabe has served as a director since 1972.

     Member: Executive Compensation and Nominating Committee.

Robert S. Miller, Jr., Age 54

     Chairman of the Board of the Corporation. Formerly, Senior Partner, James
D. Wolfensohn, Inc. (Investment Banking Firm) and formerly, Vice Chairman of Chrysler Corporation. Mr. Miller also serves as a director of MK Rail Corporation, a majority-owned subsidiary of the Corporation, and as a director for Coleman Corp., Federal-Mogul Corp., Fluke Corporation, Pope & Talbot, Inc. and Symantec Corp., none of which is a parent, subsidiary or affiliate of the Corporation. Mr. Miller has served as a director since 1995.

               DIRECTORS WHOSE TERMS OF OFFICE CONTINUE UNTIL 1997

Peter S. Lynch, Age 52

     Trustee, the Fidelity Group of Funds and Vice Chairman, Fidelity Management & Research Company (Mutual Fund and Pension Management Firm), Boston, Massachusetts. Formerly, Portfolio Manager, Fidelity Magellan Fund, Boston, Massachusetts. Mr. Lynch also serves as a director for W. R. Grace & Co., which is not a parent, subsidiary or affiliate of the Corporation. Mr. Lynch has served as a director since 1988.

     Member: Audit Committee.

Gerard R. Roche, Age 64

     Chairman of the Board, Heidrick & Struggles, Inc. (International Executive Search Firm), New York, New York. Heidrick & Struggles, Inc. performs general executive search services for the Corporation. Mr. Roche has served as a director since 1990.

     Member: Audit Committee.

Robert A. Tinstman, Age 49

     President and Chief Executive Officer of the Corporation. Formerly, President of the Corporation's Mining Group. Mr. Tinstman has served as a director since 1995.

               DIRECTORS WHOSE TERMS OF OFFICE CONTINUE UNTIL 1998

Lindsay E. Fox, Age 58

     Founder and Non-Executive Chairman, Fox Group Holdings Pty. Ltd. (Transport, Warehousing and Logistics), Melbourne Australia. Formerly, Chairman of Linfox Group, Melbourne, Australia. Mr. Fox also serves as a director for Premier Investments, Limited, which is not a parent, subsidiary or affiliate of the Corporation. Mr. Fox has served as a director since 1992.

     Member: Executive Compensation and Nominating Committee.


                                      III-1

John W. Rogers, Jr., Age 37

     Founder and President, Ariel Capital Management, Inc. (Institutional Money Management and Investment Advisor Firm), Chicago, Illinois. Mr. Rogers also serves as a director for Aon Corporation which is not a parent, subsidiary or affiliate of the Corporation. Mr. Rogers has served as a director since 1993.

     Member: Audit Committee.

EXECUTIVE OFFICERS.

Following is a list as of March 31, 1996, of the names and ages of the executive officers and all positions held by them with the Corporation together with the date of their election to corporate office. Executive officers of the Corporation are elected by the Board of Directors for terms of one year or until their successors are elected and qualified.


                                                                         POSITIONS WITH                              OFFICER
NAME                                   AGE                               THE CORPORATION                              SINCE
- ------------------------------------------------------------------------------------------------------------------------------

     Robert A. Tinstman                49                     President and Chief Executive Officer                   1995
                                                                  (Principal Executive Officer)

     Stephen G. Hanks                  45                           Executive Vice President,                         1990
                                                                Chief Legal Officer and Secretary

     Denis M. Slavich                  55                         Executive Vice President and                        1995
                                                                     Chief Financial Officer
                                                                  (Principal Financial Officer)

     Gregg A. Crockett                 37              Vice President - Business Management and Controller            1995
                                                                 (Principal Accounting Officer)

     Thomas H. Zarges                  48                      Senior Vice President - Operations                     1995

     Thomas F. Kealey                  44                        Senior Vice President - Finance                      1994

     Douglas L. Brigham                30                         Vice President and Treasurer                        1993

     Charles W. Simpson                59                Vice President - Government and Public Affairs           February 1996

     Alvia L. Henderson                46                       Vice President - Human Resources                      1995


     During the past five years, Messrs. Tinstman, Hanks, Crockett, Brigham and Simpson and Ms. Henderson served the Corporation and its subsidiaries in various executive or management capacities.

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

     Mr. Zarges served the Corporation as president of the engineering and construction group since his employment with the Corporation in August 1991. Prior to his employment with the Corporation, Mr. Zarges served as vice president of Business Development and Support Services of United Engineers & Constructors, a subsidiary of Raytheon Corporation.

     Mr. Kealey served the Corporation as senior vice president - finance since his employment with the Corporation in August 1994. Prior to his employment with the Corporation, Mr. Kealey served as senior vice president - business development and international of GE Capital Railcar Services, a unit of General Electric Company in Chicago, Illinois where he was employed for four and one-half years. Prior to his employment with GE Capital Railcar Services he served for four years as President of The RoadRailer Company and President of Transportation Corporation of America, subsidiaries of Duchossois Enterprises, Elmhurst, Illinois.


                                      III-2

CERTAIN LEGAL PROCEEDINGS

     See the disclosure under Item 3. "Legal Proceedings" for a discussion concerning certain lawsuits either settled or currently pending against the Corporation and its directors and/or officers.

     In addition, Christopher B. Hemmeter, a director of the Corporation, has served as an executive officer of each Hemmeter Enterprises, Inc. and Grand Palais Riverboat, Inc., and a member of the executive committee of Harrah's Jazz Company, which companies have filed petitions under Chapter 11 of the Federal bankruptcy laws.

FILING DISCLOSURE

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Corporation's officers and directors and persons who own more than 10% of the Corporation's common stock to file reports of beneficial ownership and changes in beneficial ownership in the Corporation's common stock with, among others, the Securities and Exchange Commission and to furnish the Corporation with copies.

     Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Corporation believes that, during the last completed fiscal year, the following late reports were filed with the Securities and Exchange Commission by directors, officers and/or beneficial owners of more than 10 percent of the Company's common stock: J. Arrillaga, a director of the Corporation, filed an amended Form 5, Annual Statement of Changes in Beneficial Ownership, dated January 25, 1996, to report the acquisition from March 1992 through January 1995 of 480.822 shares of the Corporation's common stock under the Corporation's Dividend Reinvestment Program; T.F. Kealey, an executive officer of the Corporation, filed a Form 4, Statement of Changes in Beneficial Ownership, dated August 24, 1995, to report the sale on July 14, 1995 of 1,000 shares of the Corporation's common stock; T.H. Zarges, an executive officer of the Corporation, filed a Form 4, Statement of Changes in Beneficial Ownership, dated September 8, 1995, to report the disposition on May 13, 1995 of 624 shares of the Corporation's common stock surrendered in payment of taxes upon vesting of restricted stock pursuant to tax withholding rights under the Corporation's Stock Compensation Plan.

ITEM 11. EXECUTIVE COMPENSATION

     Director Compensation. Non-employee directors receive a retainer fee of $5,000 per quarter, plus $1,000 for each day of attendance at a Board of Directors meeting and $500 for each standing or special committee meeting attended. Committee chairmen receive an additional $3,000 per year. Directors who are employees of the Corporation receive no additional compensation for serving as directors.

     William P. Clark was elected to the position of Acting Chairman of the Board on February 9, 1995, and served therein until his resignation on March 20, 1995. During that time, Mr. Clark did not receive any retainer or meeting fees. On March 27, 1995, the Board approved payment to Mr. Clark of the amount of $147,000, which was invoiced by Mr. Clark for services he rendered as Chairman of the Succession and Search Committee of the Board and as Acting Chairman of the Board.

     On April 1, 1995, the Corporation entered into a three-year agreement with Robert S. Miller, Jr., pursuant to which Mr. Miller was retained as a non-executive Chairman of the Board. Under the terms of the agreement, Mr. Miller is to receive an annual fee of $180,000. In addition to the options normally granted to new directors under the Stock Option Plan for Non-Employee Directors (as described below), he was also granted options to purchase 250,000 shares of the Corporation's common stock at an exercise price of $6.00 per share. Such options are scheduled to vest with respect to 100,000 shares on April 1, 1996, 100,000 shares on April 1, 1997 and the remaining 50,000 shares on April 1, 1998. Mr. Miller was also awarded 20,000 shares of restricted stock, all of which vested on October 1, 1995. Mr. Miller is paid no meeting or retainer fees. On February 9, 1996, the Executive Compensation and Nominating Committee of the Board of Directors ("Compensation Committee") awarded a bonus to Mr. Miller in the amount of $250,000 in recognition of his efforts in the restructuring of the Corporation.

     Non-employee directors may also participate in the Corporation's group health and dental plan, group life insurance plan and group travel accident insurance plan. The Corporation pays all costs associated with the non-employee directors' participation in the group plans, although such costs are imputed as taxable income to the directors. During 1995, Mrs. Peden and Messrs. Brzezinski, Clark, McCabe, Roche and Rogers participated in some or all of the group plans.

     Retirement Plan for Non-employee Directors. In order to attract and retain qualified outside directors, the Corporation maintains the Retirement Plan for Non-employee Directors. The plan provides that non-employee directors are eligible for a retirement benefit if they retire from the Board (i) at age 55 or above with at least five years of service, (ii) at any age with at least
15 years of service or (iii) after becoming disabled while serving. An eligible non-employee director who becomes disabled or who retires from the Board is entitled to receive an annual benefit over a period of time equal to the number of months such eligible non-employee director served on the Board (not to exceed 180 months). The amount of such annual benefit is equal to 100% of the director's total compensation for the final 12 months immediately preceding


                                      III-3
retirement from the Board. This benefit is referred to as the "standard benefit." Pursuant to the terms of the settlement of derivative litigation, incumbent non-employee directors who were defendants in such litigation (other than Mrs. Peden) will relinquish five years of credited service under the plan. See Item 3. "Legal Proceedings."

     In lieu of the standard benefit, non-employee directors who were first elected to the Board prior to November 20, 1992 have the following retirement options: (i) for retirement after reaching mandatory retirement age (currently age 70 unless waived by the Board of Directors) or after having served at least 15 years, such director may elect to receive an annual benefit for life equal to 50% of the director's total compensation for the final 12 months immediately preceding retirement from the Board, (ii) for disability or retirement prior to mandatory retirement age or 15 years of service, such director may elect to receive for a period of time equal to the number of months he or she served on the Corporation's Board an annual benefit equal to 50% of the director's total compensation for the final 12 months immediately preceding retirement from the Board. Payments under the plan are made quarterly in equal amounts.

     STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS. The Corporation's Stock Option Plan for Non-employee Directors was approved by stockholders of the Corporation on April 30, 1990. The purpose of the plan is to encourage the highest level of performance from members of the Board of Directors who are not employees of the Corporation by providing non-employee directors with a proprietary interest in the financial success of the Corporation. Under the plan, non-employee directors are granted discounted options to purchase the Corporation's common stock. Each current non-employee director has been granted an option to purchase 12,000 shares of common stock. The purchase price per share for shares covered by the option award is equal to 50% of the fair market value of the Corporation's common stock on the date of grant. Options granted under the plan are nontransferable and nonassignable by the participant other than by will or by the laws of descent and distribution.

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

     Non-employee Directors Deferred Compensation Plan. The Corporation's Non-employee Directors Deferred Compensation Plan provides non-employee directors with the option of electing to defer compensation (which is defined as retainer and meeting attendance fees). The plan provides for compensation to be deferred until a time following the participant's termination as a director. Such compensation may be deferred to a cash account which accrues interest at prime rate (established by Citibank, N.A.) or into stock units, upon which dividends, if any, are credited in the form of additional stock units. Stock units are distributed in the form of actual shares of the Corporation's common stock in a single sum or in annual installments over a period of between five and 20 years, at the participant's election. Cash accounts may be distributed over the same periods.


                                      III-4

     EXECUTIVE COMPENSATION. The following table summarizes all plan and non-plan compensation awarded or paid to, or earned by, each of the Named Executives (all individuals who acted as the chief executive officer during the last fiscal year and the other four most highly-compensated executive officers of the Corporation and its subsidiaries, plus Mr. L.E. Salci, who would have been included as one of the Named Executives but for the fact that he terminated employment with the Corporation prior to year-end):

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS ENDED 1993, 1994 AND 1995


                                                     ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                             ------------------------------------------------------------------------
                                                                                           AWARDS            PAYOUTS
                                                                                  ------------------------- ---------
                                                                                                 SECURITIES
                                                                       OTHER      RESTRICTED     UNDERLYING              ALL
                                                                      ANNUAL         STOCK        OPTIONS/     LTIP     OTHER
NAME AND PRINCIPAL                            SALARY      BONUS    COMPENSATION    AWARD(S)         SARS      PAYOUTS   COMP.
POSITION                            YEAR        ($)        ($)          ($)           ($)            (#)       ($)16     ($)
- --------------------------------------------------------------------------------------------------------------------------------

R. A. Tinstman                      1995      305,481     35,000       24,241 1     211,505 15     100,000        0    29,220 17
President and                       1994      284,615          0       23,988 2           0              0        0    28,851
Chief Executive Officer             1993      250,000    140,000       23,430 3           0              0  102,515    37,379

S. G. Hanks                         1995      316,442     35,000       20,050 4     211,505 15     100,000        0    22,720 18
Executive Vice President            1994      358,173          0       16,548 5   1,010,000 15      50,000        0    31,216
and Chief Legal Officer             1993      250,000    150,000       13,311 6           0              0  102,515    35,320

T. H. Zarges                        1995      250,000     29,166       13,390 7     176,256 15           0        0    25,052 19
Senior Vice President -             1994      243,700          0        6,322 8     108,125 15           0        0    23,844
Operations and President -          1993      206,768     10,000            0       123,125 15       7,000       --    16,235
Engineering & Construction Group

D. M. Slavich                       1995      219,231     35,000        7,203 9     211,505 15     100,000        0    24,107 20
Executive Vice President and        1994           --         --           --            --             --       --        --
Chief Financial Officer             1993           --         --           --            --             --       --        --

S. Y. Chi                           1995      214,212     26,250            0             0              0        0     9,872 21
President - Mining Group            1994      175,000     60,000            0             0         10,000        0    11,972
                                    1993      147,500     55,000            0       123,125 15      15,000        0     8,449

W. J. Agee                          1995      115,385          0        4,345 10          0              0        0     5,769 22
Chairman, President and             1994      750,000          0      198,508 11          0              0        0    70,040
Chief Executive Officer             1993      750,000    950,000      169,761 12          0              0  395,415   164,919
through 2/09/95

L. E. Salci                         1995      253,205    125,000       15,450 13          0              0        0    40,181 23
President - Transit Group           1994      186,539     37,500        8,168 14    432,500         25,000        0       470
through 10/20/95                    1993           --         --           --            --             --       --        --

- ---------------
1 Disability insurance premium of $12,164 and tax gross-up of $12,077 on the foregoing disability insurance premium and the value of the term life insurance premium reported under footnote 17 to this table.

2 Disability insurance premium of $12,089 and tax gross-up of $11,899 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

3 Disability insurance premium of $12,020 and tax gross-up of $11,410 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

4 Disability insurance premium of $10,073 and tax gross-up of $9,977 on the foregoing disability insurance premium and the value of the term life insurance premium reported under footnote 18 to this table.

5 Disability insurance premium of $8,243 and tax gross-up of $8,305 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

6 Disability insurance premium of $6,783 and tax gross-up of $6,528 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

7 Disability insurance premium of $6,482 and tax gross-up of $6,908 on the foregoing disability insurance premium and the value of the term life insurance premium reported under footnote 19 to this table.

8 Disability insurance premium of $2,957 and tax gross-up of $3,365 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

9 Disability insurance premium of $3,252 and tax gross-up of $3,951 on the foregoing disability insurance premium and the value of the term life insurance premium reported under footnote 20 to this table.

10 Reimbursement for medical coverage continuation upon termination of his employment with the Corporation.

11 Imputed income of $46,075 for use of the Corporation facilities and $48,898 tax gross-up thereon, gross-up of $90,621 on prior years' salary adjustment for use of Corporation facilities, disability insurance premium of $4,533 and tax gross-up of $8,381 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.


                                      III-5

12 Imputed income of $40,403 for use of Corporation facilities and $37,713 tax gross-up thereon, $81,212 tax gross-up on prior years' salary adjustments for use of Corporation facilities, disability insurance premium of $4,423 and tax gross-up of $6,010 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

13 Disability insurance premium of $8,737 and tax gross-up of $6,713 on the foregoing disability insurance premium.

14 Disability insurance premium of $4,415 and tax gross-up of $3,753 on the foregoing disability insurance premium and the value of the term life insurance premium included for such year in the last column to this table.

15 As of December 31, 1995, the number and value of shares of restricted stock held by Messrs. Tinstman, Hanks, Zarges, Slavich, Chi, Agee, and Salci were, respectively: Mr. Tinstman held 31,334 shares granted under the Stock Compensation Plan valued at $135,128 at year-end 1995. As of March 15, 1996, such shares carried a value of $47,001. Mr. Hanks held 31,334 shares granted under the Stock Compensation Plan valued at $135,128 at year-end 1995. As of March 15, 1996, such shares carried a value of $47,001. Mr. Hanks also held 24,000 shares granted under the Stock Incentive Plan valued at $103,500 at year-end 1995. As of March 15, 1996, such shares carried a value of $36,000. Mr. Zarges held 2,500 shares granted under the Stock Incentive Plan valued at $10,781 at year-end 1995. As of March 15, 1996, such shares carried a value of $3,750. Mr. Zarges also held 29,862 shares granted under the Stock Compensation Plan valued at $128,780 at year-end 1995. As of March 15, 1996, such shares carried a value of $44,793. Mr. Slavich held 31,334 shares granted under the Stock Compensation Plan valued at $135,128 at year-end 1995. As of March 15, 1996, such shares carried a value of $47,001. Mr. Chi held 2,500 shares granted under the Stock Incentive Plan valued at $10,781 at year-end 1995. As of March 15, 1996, such shares carried a value of $3,750. Messrs. Agee and Salci each hold 0 shares of restricted stock. Dividends are payable on shares of restricted stock granted under the Stock Incentive Plan and the Stock Compensation Plan to the extent the Corporation declares a dividend. On June 30, 1995, Mr. Tinstman, Mr. Hanks and Mr. Slavich were each granted an award of 31,334 shares under the Stock Compensation Plan (each valued at $47,001 as of March 15, 1996) which will vest based upon the formula described in the second paragraph to this footnote 15. On February 7, 1994, Mr. Hanks was granted an award of 40,000 shares of restricted stock (valued at $60,000 as of March 15, 1996), which vested immediately with respect to 20% of the shares, with the remainder vesting in four equal increments over the following four years. On June 30, 1995, Mr. Zarges was granted an award of 26,112 shares of stock under the Stock Compensation Plan (valued at $39,168 as of March 15, 1996) which will vest based upon the formula described in the second paragraph to this footnote
15. On August 6, 1993, Mr. Zarges was granted an award of 5,000 shares of restricted stock (valued at $7,500 as of March 15, 1996), which vests in four equal increments on each of the first, second, third, and fourth anniversaries of the date of grant. On May 13, 1994, Mr. Zarges was granted an award of 5,000 shares of restricted stock (valued at $7,500 as of March 15, 1996), which vests in four equal increments on each of the first, second, third, and fourth anniversaries of the date of grant. On August 8, 1993, Mr. Chi was granted an award of 5,000 shares of restricted stock (valued at $7,500 as of March 15, 1996), which vests in four equal increments on each of the first, second, third and fourth anniversaries of the date of grant.

Shares of restricted stock awarded to the Named Executives on June 30, 1995 under the Stock Compensation Plan are subject to a vesting schedule determined by the following formula: The number of shares of each Named Executive for which restrictions will lapse on July 1, 1996, up to a maximum 100% vesting, equals (X/Y) x N, where X = the Award Date Value; Y = the Incentive Fair Market Value of the Shares, and N = the number of Shares of Restricted Stock awarded on June 30, 1995. The Award Date Value of each Named Executive is determined by multiplying each Named Executive's Incentive Award (70% of base salary) by two-thirds. The Award Date Value for Messrs. Tinstman, Hanks, and Slavich is $140,000 each, and the Award Date Value for Mr. Zarges is $116,667. The Incentive Fair Market Value for each Named Executive is determined by multiplying the number of shares under each Named Executive's award by the lesser of (i) the average fair market value of a share between July 1, 1995 and July 1, 1996 and (ii) the average fair market value of a share between June 1, 1996 and July 1, 1996. Any shares which remain subject to restrictions on July 2, 1996 will be forfeited by the Named Executives. The restricted stock granted to the Named Executives on June 30, 1995 will be forfeited if the Corporation files bankruptcy under Title 11 of the United States Code prior to July 1, 1996.

16 This column discloses amounts paid under the Corporation's 3-Year Plan. For a description of such plan, see the section herein titled "Long-Term Incentive Plans. A. 3-Year Plan."

17 Amount is comprised of $7,909 matching contributions to employee's ESOP and 401(k) accounts, $489 matching contribution to employee's Deferred Compensation Plan account, $3,274 attributable to a rebate paid to Mr. Tinstman by the Corporation as a result of savings realized by booking air travel at an economy class, and $17,548 attributable to a life insurance policy on Mr. Tinstman's life under the Key Executive Life Insurance Plan, of which $584 represents the dollar value of the term life insurance premium and $16,964 represents Mr. Tinstman's interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1995 premium.

18 Amount is comprised of $7,998 matching contributions to employee's ESOP and 401(k) accounts, $864 for service recognition, and $13,858 attributable to a life insurance policy on Mr. Hanks' life under the Key Executive Life Insurance Plan, of which $458 represents the dollar value of the term life insurance premium and $13,400 represents Mr. Hanks' interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1995 premium.

19 Amount is comprised of $7,849 matching contributions to employee's ESOP and 401(k) accounts, $80 matching contribution to employee's Deferred Compensation Plan account, and $17,123 attributable to a life insurance policy on Mr. Zarges' life under the Key Executive Life Insurance Plan, of which $440 represents the dollar value of the term life insurance premium and $16,683 represents Mr. Zarges' interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1995 premium.

20 Amount is comprised of $6,010 matching contributions to employee's ESOP and 401(k) accounts and $18,097 attributable to a life insurance policy on Mr. Slavich's life under the Key Executive Life Insurance Plan, of which $918 represents the dollar value of the term life insurance premium and $17,179 represents Mr. Slavich's interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1995 premium.

21 Amount is comprised of $7,940 matching contributions to employee's ESOP and 401(k) accounts, $1,050 matching contributions to employee's Deferred Compensation Plan account, and $882 for service recognition.

22 Amount is comprised of matching contributions to Mr. Agee's ESOP and 401(k) accounts.

23 Amount is comprised of $22,269 paid to Mr. Salci in a lump sum as compensation for a forfeited retirement benefit with his previous employer, and $17,912 attributable to a life insurance policy on Mr. Salci's life under the Key Executive Life Insurance Plan, of which $495 represents the dollar value of the term life insurance premium and $17,417 represents Mr. Salci's interest in the policy's cash surrender value as projected on an actuarial basis attributable to the 1995 premium.


                                      III-6

     Option Grants. The following table summarizes pertinent information concerning individual grants of stock options, including a theoretical grant date present value for each such grant.


                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                           INDIVIDUAL GRANTS
                             -----------------------------------------------------------------------------
                               NUMBER OF
                              SECURITIES
                              UNDERLYING          % OF TOTAL
                               OPTIONS/          OPTIONS/SARS               EXERCISE
                                 SARS             GRANTED TO                 OR BASE
                                GRANTED            EMPLOYEES                  PRICE            EXPIRATION          GRANT DATE
NAME                             (#)1           IN FISCAL YEAR               ($/SH)               DATE          PRESENT VALUE ($)
- ---------------------------------------------------------------------------------------------------------------------------------

R. A. Tinstman                 100,000 2             32.8                     $6.00             4/01/05             $343,696 4
S. G. Hanks                    100,000 2             32.8                     $6.00             4/01/05             $343,696 4
T. H. Zarges                         0                0                      N/A                    N/A                    0
D. M. Slavich                  100,000 3             32.8                     $8.00             3/08/05             $460,689 4
S. Y. Chi                            0                0                      N/A                    N/A                    0
W. J. Agee                           0                0                      N/A                    N/A                    0
L. E. Salci                          0                0                      N/A                    N/A                    0


1 Limited Stock Appreciation Rights ("LSARs") in a like number were granted to the optionee in conjunction with the grant of stock options. An LSAR provides the optionee with the right, under certain circumstances, to receive cash in an amount equal to the difference between the exercise price of the option and its fair market value on the date of exercise. Subject to the conditions below, LSARs are exercisable only to the extent the underlying options are exercisable. When an LSAR is exercised, the underlying option is canceled, and vice versa. LSARs may not be exercised within six months of the date of grant and may be exercised only during the 60-day period following a "trigger event", as defined in the plan pursuant to which the LSARs were granted. Such trigger events generally involve circumstances constituting a change in control of the corporation granting the stock option.

2 The stock options were granted on April 1, 1995. The options vested with respect to 50% of the shares on October 1, 1995, with the remaining shares vesting on April 1, 1996. Limited Stock Appreciation Rights in a like number were granted in connection with the options. For a description of such Limited Stock Appreciation Rights, see footnote 1 to this table.

3 The stock options were granted by the Corporation on March 8, 1995. All of such options were immediately exercisable. Limited Stock Appreciation Rights in a like number were granted in connection with the option. For a description of such Limited Stock Appreciation Rights, see footnote 1 to this table.

4 These dollar amounts are the result of calculations using the Black-Scholes based option valuation model. In calculating the grant date present value set forth in the table, a factor of 43.1% has been assigned to the volatility of the common stock and the annualized dividend yield has been set at 0.0%, based on 36 months of historical data. The risk-free rate of return has been determined to equal the yield on the U.S. Treasury Security whose duration matches the expected life of each option. The expected option life of seven years has been used and the grant date present value has been calculated considering a 3% per year forfeiture rate for nonvested options. The grant date present value set forth in the table is a theoretical value and may not accurately determine present value. The actual value, if any, the optionee will realize will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.

     AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES. The following table summarizes pertinent information concerning the exercise of stock options during fiscal year 1995 by each of the Named Executives and the fiscal year-end value of unexercised options:


                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                        NUMBER OF             VALUE OF UNEXERCISED,
                                                                                  SECURITIES UNDERLYING           IN-THE-MONEY
                                                                                       UNEXERCISED               OPTIONS/SARS AT
                                                                                      OPTIONS/SARS             FISCAL YEAR END ($)
                                                                                 AT FISCAL YEAR END (#)

                                      SHARES ACQUIRED          VALUE                  EXERCISABLE/                EXERCISABLE/
NAME                                  ON EXERCISE (#)      REALIZED ($)               UNEXERCISABLE               UNEXERCISABLE
- -----------------------------------------------------------------------------------------------------------------------------------

R. A. Tinstman                               0                   0                      101,602 /                       0 /
                                                                                         55,000                         0
S. G. Hanks                                  0                   0                      119,952 /                       0 /
                                                                                        133,750                         0
T. H. Zarges                                 0                   0                       19,000 /                       0 /
                                                                                          6,000                         0
D. M. Slavich                                0                   0                      100,000 /                       0 /
                                                                                              0                         0
S. Y. Chi                                    0                   0                       21,238 /                       0 /
                                                                                         17,500                         0
W. J. Agee                                   0                   0                            0 /                       0 /
                                                                                              0                         0
L. E. Salci                                  0                   0                       25,000 /                       0 /
                                                                                              0                         0



                                      III-7

     LONG-TERM INCENTIVE PLANS.

     A. 3-YEAR PLAN. On October 3, 1991 the Corporation established the 3-Year Plan. Participation in the 3-Year Plan is limited to those individuals who are able to significantly influence the Corporation's long-term performance and who are selected to participate by the Compensation Committee.

     The 3-Year Plan is designed to compare Total Shareholder Return for the Corporation at the end of the initial three-year period (January 1, 1989 to December 31, 1991) and each rolling three-year period thereafter, against Total Shareholder Return for the same period for each of 12 other companies ("Competitors")1 which operate primarily in the same markets in which the Corporation operates.

     At the end of each three-year performance period, each Competitor and the Corporation are ranked based upon their Total Shareholder Return. The 3-Year Plan provides that targeted bonuses 2, if any, are paid at the end of each performance period according to the following table:

         CORPORATION'S PERCENTILE RANKING    PERCENT OF TARGET BONUS EARNED
              WITHIN COMPETITOR GROUP                BY PARTICIPANTS
         ------------------------------------------------------------------
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

     On February 10, 1995, Messrs. Tinstman, Hanks, Salci, and Zarges were designated as participants in the 3-Year Plan for the 1995-1997 performance period. Accordingly, the following table summarizes estimated payment information under the 3-Year Plan for the performance period January 1, 1995 through December 31, 1997.


                                   LONG-TERM INCENTIVE PLAN - ESTIMATED PAYOUTS UNDER 3-YEAR PLAN

                                                                                                ESTIMATED FUTURE PAYOUTS
                                                                                          -----------------------------------
                      NUMBER OF SHARES, UNITS                PERFORMANCE                  THRESHOLD 2   TARGET 3    MAXIMUM 4
NAME                   OR OTHER RIGHTS (#)1              PERIOD UNTIL PAYOUT                  ($)          ($)         ($)
- -----------------------------------------------------------------------------------------------------------------------------

R. A. Tinstman                                   January 1, 1995 - December 31, 1997         5,712      105,000      210,000
S. G. Hanks                                      January 1, 1995 - December 31, 1997         5,712      105,000      210,000
T. H. Zarges                                     January 1, 1995 - December 31, 1997         4,760       87,500      175,000
L. E. Salci 5                                    January 1, 1995 - December 31, 1997             0            0            0


- ---------------
1 This column is left blank because payouts under the 3-Year Plan are made in cash, rather than stock or stock units.

2 Assumes that the Corporation's Total Shareholder Return falls on the 36.36th percentile when ranked with the Competitors.

3 Assumes that the Corporation's Total Shareholder Return falls on the 60th percentile when ranked with the Competitors.

4 Assumes that the Corporation's Total Shareholder Return falls above the 85th percentile when ranked with the Competitors.

5 In order for a participant to be entitled to an award under the 3-Year Plan, such individual generally must be rendering services to the Corporation on the last day of the performance period. Mr. Salci constructively terminated on October 20, 1995, under the terms of his employment agreement. Under the terms of the agreement, Mr. Salci's award became immediately vested on that date. Because the Corporation's ranking as of that date was below the threshold, the value of the award was zero. Accordingly, Mr. Salci is not entitled to any benefit thereunder.

     B. 5-YEAR PLANS. During 1993, Messrs. Hanks and Tinstman were awarded participation in long-term incentive plans that were tailored to each of their positions (the "Individual 5-Year Plans"). Such plans provide the participants with an opportunity for a cash award at the end of a five-year performance period. No shares of Corporation common stock, performance units or other stock rights are involved.

- ---------------

1 The Competitors are Guy F. Atkinson Company of California; Enserch Corporation; Fluor Corporation; Foster Wheeler Corporation; Jacobs Engineering Group, Inc.; McDermott International, Inc.; Perini Corporation; Stone & Webster, Incorporated and The Turner Corporation

2 The Compensation Committee, in conjunction with recommendations previously made by compensation experts, has set each participant's target bonus, which is a percentage of his base salary. Target bonus percentages for the three-year period ending on December 31, 1995, were 35% for each of Messrs. Tinstman, Hanks, and Chi, and 45% for Mr. Agee. The first three-year period for which Messrs. Zarges and Salci are eligible to receive an award would be the three-year period ending December 31, 1996.


                                      III-8

     Mr. Hanks' Individual 5-Year Plan measures annually (over the five-year period January 1, 1993 to December 31, 1997) the Corporation's after-tax net income as a percentage of its average total capital. In the case of Mr. Tinstman, who was President of the Mining Group at the time he was awarded participation in his Individual 5-Year Plan, the performance formula is modified to measure over the same period the contribution to net income at the Mining Group level over such group's average capital employed ("ROTC").

     A positive award pool is created each year during the performance period in an amount equal to the Corporation's net income (in the case of Mr. Hanks) or contribution to net income by each group (in the case of Mr. Tinstman) in excess of the predetermined ROTC goal set by the Compensation Committee. If net income or contribution to net income falls below the ROTC goal in any given year, the amounts by which the Corporation or Mining Group failed to meet its goal become a negative award pool for such individual. The negative award pool is not capped at any maximum amount.

     Each participant shares in the annual award pool (which may be positive or negative based upon Corporation or group performance) applicable to his position in accordance with a sharing percentage established by the Compensation Committee. The participant's share of the award pool, which may be positive or negative, is not paid to the executive. Rather, such amounts are tracked throughout the five-year performance period by the Corporation and "netted" at the end thereof. With respect to Mr. Hanks, a "cumulative" five-year award greater than zero can be adjusted upward if the compound annual growth rate in the Corporation's stock price exceeds targets established by the Compensation Committee. Payments to participants under the Individual 5-Year Plans, if any, are reduced by payments received by participants during the same period under the Corporation's 3-Year Plan and for awards of restricted stock granted as incentive compensation during such period.

     Except in the case of death, disability or termination without cause, any payments due to participants under the Individual 5-Year Plans will be made within 120 days following December 31, 1997. In the event of a change in control, as defined in the Individual 5-Year Plans, the participants' accrued awards are immediately vested and payable.

     It is impossible for the Corporation to estimate with reasonable accuracy the many variables affecting potential payments under the Individual 5-Year Plans. Thus, it is impossible to determine whether participation in the Individual 5-Year Plans by Messrs. Hanks and Tinstman will result in cash bonuses to them at the end of the performance period and, if so, in what amounts. However, if one assumed that such plans were terminated as of December 31, 1995, Messrs. Hanks and Tinstman would be entitled to receive the following unaudited amounts: $0 and $1,618,093 respectively.

     Although Mr. Zarges was awarded participation in an Individual 5-Year Plan during 1994 applicable to his position as President of the Engineering and Construction Group, no such plan was drafted. If such plan is ultimately drafted for Mr. Zarges, it will function in all material respects as the plan described for Mr. Tinstman.

     Although Mr. Salci was awarded participation in an Individual 5-Year Plan during 1994 applicable to his position as President of the Transit Group, no such plan was drafted prior to his departure from the Corporation.

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

     On February 9, 1995, Mr. Agee terminated employment with the Corporation. Mr. Agee's net accrual for years 1991 through his termination was negative. Thus, Mr. Agee received no award from the CEO 5-Year Plan.

     PENSION. Corporation retirement or actuarial benefits to the Named Executives are derived principally from three sources: (i) an annuity issued by United Pacific Life Insurance Company arising out of the termination of the Morrison Knudsen Corporation Retirement Plan established January 1, 1970 and terminated December 12, 1987 ("UPL Annuity"); (ii) a retirement benefit from the Morrison Knudsen Corporation Retirement Plan established January 1, 1988 and frozen December 31, 1991 ("Frozen MKRP Benefit"); and (iii) a retirement benefit from supplemental retirement benefit agreements ("SRBA Benefit"). The details as to the source and amount of each Named Executive's retirement benefits are provided below.


                                      III-9

     The following table summarizes the estimated annual benefits payable in the form of a straight-life annuity upon normal retirement to each of the Named
Executives:

                                  PENSION TABLE

                                 FROZEN MKRP  SRBA BENEFIT 3    TOTAL ANNUAL
                  UPL ANNUITY 1   BENEFIT 2      AT AGE 65    BENEFIT AT AGE 65
NAME                   ($)           ($)            ($)              ($)
- --------------------------------------------------------------------------------

R. A. Tinstman        9,385         17,860        10,568           37,813
S. G. Hanks           7,284         13,755             0           21,039
T. H. Zarges              0              0             0                0
D. M. Slavich             0              0             0                0
S. Y. Chi            13,983          7,513             0           21,496
W. J. Agee                0          9,052        99,750           99,750 4
L. E. Salci               0              0             0                0


- ---------------
1 The amounts shown in this column are fixed amounts based upon the formula contained in the Morrison Knudsen Corporation Retirement Plan established January 1, 1970 and terminated December 12, 1987. Such amounts will not increase due to compensation paid or service rendered by the Named Executive after December 12, 1987.

2 The amounts shown in this column are fixed amounts based upon the formula contained in the Morrison Knudsen Corporation Retirement Plan established January 1, 1988 and frozen December 31, 1991. Such amounts will not increase due to compensation paid or service rendered by the Named Executive after December 31, 1991.

3 The Corporation has entered into a nonqualified and unfunded SRBA to provide retirement income to Mr. Tinstman. The SRBA provides Mr. Tinstman with a retirement benefit equal to the difference between (a) the retirement benefit that would be payable to him under the Morrison Knudsen Corporation Retirement plan established January 1, 1988 and frozen December 31, 1991, if it were not for certain limits imposed on him under the Internal Revenue Code of 1986, as amended; and (b) his Frozen MKRP Benefit. This difference is referred to hereafter as the "Standard SRBA Benefit." Mr. Tinstman's Standard SRBA Benefit will not increase, absent any future amendments to his SRBA, due to compensation paid or services rendered after December 31, 1991. Mr. Tinstman currently has 14 years credited service under the Frozen MKRP with the Corporation. Mr. Agee's SRBA Benefit is fixed pursuant to a settlement agreement between Mr. Agee and the Corporation dated September 20, 1995. Under the terms of such agreement, Mr. Agee waived his rights to any benefit otherwise payable under a Corporation-sponsored nonqualified pension plan or SRBA, and is provided with a supplemental employee retirement pension plan ("SERP") benefit of $99,750 per year for his life and the life of his wife. Mr. Hanks and Mr. Chi currently have 16 and 15 years credited service with the Corporation, respectively.

4 Under the aforementioned settlement agreement with Mr. Agee, when Mr. Agee reaches age 65, his SERP benefit will be reduced by the amount of his Frozen MKRP Benefit, for a total annual benefit of $99,750.

     KEY EMPLOYEE RETENTION PLANS. Effective June 30, 1995 the Corporation approved the following plans to attract and retain employees in key positions during the ensuing critical 12-month period which plans were amended on April 10, 1996. An additional plan was adopted on April 10, 1996 as described below:

     A. KEY EMPLOYEE RETENTION INCENTIVE PLAN. The Corporation approved the Key Employee Retention Incentive Plan. The plan is designed to attract and retain key employees by providing them with additional compensation from the date of adoption through July 1, 1996. The identified employees are paid a Retention Incentive Award expressed as a percentage of salary. The award percentage varies by salary and/or organization level. The award levels follow for members of the employee group who are not Statutory Insiders ("Statutory Insiders" are defined as officers, directors, or beneficial owners of 10% or more of the Corporation's common stock for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.): Executive Management (70%), Senior Management (62.5%), and Management/Professional and Technical (55%) of base salary as of June 30, 1995. The Award levels for Statutory Insiders by employee group are: Executive Management (23.3%); Senior Management (20.83%); Professional/Technical (18.33%) of base salary as of June 30, 1995. The individual Retention Incentive Award to each key employee is equal to the employee's annual base salary as of June 30, 1995, times the multiplier set forth in the Plan, which corresponds to the relevant employee group/organization level. The Retention Incentive Award for key employees other than Statutory Insiders is comprised of one-third cash (half of which was paid on December 15, 1995 and the remaining half to be paid on July 1, 1996) and two-thirds stock (to be issued on July 1, 1996). The Retention Incentive Award for the Statutory Insiders, including the Named Executives other than Mr. Chi, is a cash payment equal to the named executive officer's annual base salary multiplied by the appropriate multiplier listed in the Plan (23.3% for the Named Executives), half of which was paid on December 15, 1995 and the remaining half of which is to be paid on July 1, 1996. However, in the event of a Chapter 11 bankruptcy filing, covered employees will have the option of receiving a cash payment on July 1, 1996 equal to twice the cash payment received on December 15, 1995 ("initial cash payment"), or elect to postpone the July 1, 1996 cash payment until the earlier of the Corporation's emergence from a Chapter 11 proceeding or September 30, 1996. Covered employees who elect (prior to April 30, 1996) to postpone payment will receive an additional cash amount equal to the initial cash payment prorated on the number of days from July 1, 1996 to September 30, 1996, but no later than September 30, 1996 and no less than twenty-five percent (25%) of the initial cash payment.

     B. RETENTION SEVERANCE PAY PLAN. The Corporation approved the Retention Severance Pay Plan . This plan encourages employees to remain employees of the Corporation notwithstanding the outcome of reorganization or restructuring of the Corporation over the 12-month period beginning July 1, 1995, by providing enhanced severance benefits to employees who are involuntarily terminated during the 12-month period. If certain events trigger the effective date of the plan and a participating employee suffers an involuntary termination of employment other than for cause during the term of the plan, such employee will receive an amount equal to four, six or nine months of his or her base salary, depending upon


                                     III-10
which group/organization level the employee falls within, reduced by (i) amounts paid or payable to the employee under the Morrison Knudsen Corporation Severance Pay Plan other than the payments made thereunder with respect to placement assistance, and (ii) in the event restrictions lapse on the restricted stock granted to the Statutory Insiders pursuant to the action of the Compensation Committee on June 30, 1995 under Section 11(c) of the Morrison Knudsen Corporation Stock Compensation Plan, the value of such stock on the date the restrictions lapse. Events that would trigger the effective date under the Plan are (a) if the Corporation sells or transfers to one or more persons, corporations or entities more than one-half of the voting shares or assets of any business unit, division or subsidiary of the Corporation, unless exempted by affirmative vote of two-thirds of the members of the Board of Directors; or (b) the filing of a petition for bankruptcy under Title 11 of the United States Code. If no event triggers the effective date of the plan, the plan automatically terminates on July 1, 1996. The plan also terminates on the confirmation of any Chapter 11 plan concerning the Corporation. Mr. Chi is the only Named Executive participating in the plan. The additional plan adopted on April 10, 1996 is substantially similar but provides covered employees with severance benefits if they are involuntarily terminated (without cause) between April 10, 1996 and December 31, 1997. Covered employees for the purposes of the new plan are employees who elect to postpone payment of their cash award under the Employee Retention Incentive Plan until after July 1, 1996.

     Employment Contracts, Termination of Employment, and Change In Control Arrangements. The Corporation has entered into the following employment agreements with the Named Executives:

     A. MESSRS. HANKS, TINSTMAN AND ZARGES. Effective January 1, 1993, the Corporation entered into five-year employment agreements (January 1, 1993 through December 31, 1997) with Messrs. Tinstman and Hanks. Effective January 1, 1994, the Corporation entered into a similar five-year employment agreement with Mr. Zarges (January 1, 1994 through December 31, 1998). Pursuant to the terms of the employment agreements, Messrs. Tinstman, Hanks and Zarges are entitled to receive a minimum annual base salary of $250,000 each and to participate in the Corporation's annual bonus plan applicable to their corporate position or operating group position. They are also entitled to participate in (i) an Individual 5-Year Plan tailored to their corporate position or operating group position (for a description of such plans, see the section herein titled "Long-Term Incentive Plans. B. Individual 5-Year Plans"); (ii) the Key Executive Life Insurance Plan (which provides pre-retirement life insurance of three times base salary, inclusive of the Corporation's group plan and which provides post-retirement life insurance of one times base salary); (iii) the Key Executive Disability Insurance Plan (which provides a disability benefit of 60% of base salary and annual bonus, inclusive of all Corporation and government programs); and (iv) all other health and welfare benefits generally available to executive officers of the Corporation.

     Under the employment agreements, Messrs. Tinstman, Hanks and Zarges are also entitled to receive a severance benefit equal to twice their annual base compensation (which includes such items as, base salary in effect immediately preceding the termination of employment for Mr. Zarges and, for Messrs. Tinstman and Hanks, the greater of base salary in effect immediately preceding termination of employment or base salary in effect immediately preceding a salary reduction experienced by such individuals in February 1995, and also bonuses and participation in health and retirement programs) if their employment is terminated for a reason other than death, disability, cause, voluntary resignation under circumstances not constituting constructive termination, or the expiration of their employment agreements. Under such circumstances, the Corporation will fully vest all unvested stock options and restricted stock awards previously granted except those granted on June 30, 1995, and fully vest and immediately pay any accrued awards and bonuses. If any payments due under the employment agreements will result in liability by Messrs. Tinstman, Hanks, and Zarges for any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the Corporation has agreed to pay to them an amount which (after deducting any Federal, state and local income taxes payable with respect to such amount) is sufficient to fully satisfy such tax. Messrs. Tinstman, Hanks and Zarges were awarded by the Compensation Committee on April 2, 1996, additional cash bonuses of $250,000, $150,000 and $125,000, equal to 83% , 50% and 50% of their annual base salaries, respectively, payment of which is conditioned upon the successful reorganization of the Corporation.

     B. Mr. Slavich. Effective April 9, 1995, the Corporation entered into a four-year employment agreement (March 8, 1995 through March 7, 1999) with Mr. Slavich. Pursuant to the terms of the agreement, Mr. Slavich is entitled to receive an annual base salary of $300,000 and to participate in the Corporation's annual bonus plan applicable to his corporate position. He was also granted options to purchase 100,000 shares of the Corporation's common stock under the Stock Compensation Plan at an exercise price of $8.00 per share, which options vested immediately. Mr. Slavich is also entitled to participate in
(i) the Key Executive Life Insurance Plan (ii) the Key Executive Disability Insurance Plan and (iii) all other health and welfare benefits generally available to executive officers of the Corporation.

     Under the agreement, Mr. Slavich is also entitled to receive a severance benefit equal to twice his annual base salary if his employment is terminated for a reason other than death, disability, cause, voluntary resignation under circumstances not constituting constructive termination, or the expiration of his employment agreement. Mr. Slavich was awarded by the Compensation Committee on April 2, 1996, an additional cash bonus of $150,000 equal to 50% of his annual base salary, payment of which is conditioned upon the successful reorganization of the Corporation.


                                     III-11

     C. Mr. Chi. On April 2, 1996, the Compensation Committee authorized the Company to enter into an employment agreement with Mr. Chi extending through December 31, 1998. Under the terms of such employment agreement, should Mr. Chi experience an involuntary termination of employment, other than for cause, he would be entitled to receive a severance benefit equal to 18 months of his base compensation. Mr. Chi was awarded by the Compensation Committee on April 2, 1996, an additional cash bonus of $67,500 equal to 30% of his annual base salary, payment of which is conditioned upon the successful reorganization of the Corporation.

     D. Mr. Agee. On April 2, 1991, the Corporation entered into a five-year employment agreement (April 2, 1991 through December 31, 1995) with Mr. Agee. Pursuant to the terms of the employment agreement, Mr. Agee was entitled to receive a minimum annual base salary of $750,000 and was to be considered for an annual bonus of at least 50% of his base salary, with the actual bonus determined by the Compensation Committee after an assessment of the Corporation's financial performance and Mr. Agee's strategic accomplishments. He was also entitled to participate in (i) the CEO 5-Year Plan, (ii) the Key Executive Life Insurance Plan (which provides pre-retirement life insurance of three times base salary, inclusive of the Corporation's group plan and which provides post-retirement life insurance of one times base salary), (iii) the Key Executive Disability Insurance Plan (which provides a disability benefit of 60% of base salary and annual bonus, inclusive of all Corporation and government programs), and (iv) all other health and welfare benefits generally available to executive officers of the Corporation. Upon retirement at age 65, he was to be entitled to receive a retirement benefit of 45% of his final average compensation, less any benefits provided under the Corporation's frozen MKRP Benefit and Standard SRBA Benefit. Lesser benefits were payable if he retired before age 65.

     Under the employment agreement, Mr. Agee was also entitled to receive a severance benefit equal to twice his base compensation (which includes such items as base salary, bonuses and participation in health and retirement programs) if his employment was terminated for a reason other than death, disability, cause (as defined in such agreement), voluntary resignation under circumstances not constituting constructive termination or the expiration of the employment agreement. Under such circumstances, the Corporation was to fully vest all unvested stock options and restricted stock awards previously granted and fully vest and immediately pay any accrued awards and bonuses. Finally, if any payments due under the employment agreement were to result in liability to Mr. Agee for any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the Corporation has agreed to pay him an amount which (after deducting any Federal, state and local income taxes payable with respect to such amount) would be sufficient to fully satisfy such tax. Under the employment agreement, if Mr. Agee's employment were terminated for death, disability, cause, as defined in the employment agreement, voluntary resignation not constituting constructive termination, or upon expiration of the agreement, Mr. Agee would not be entitled to any of the benefits described above.

     Pursuant to a settlement reached with Mr. Agee in September of 1995, Mr. Agee has waived his right to all compensation, including salary, bonuses, unvested stock options, unvested restricted stock, and pensions, with the following exceptions: (i) Mr. Agee will receive an annual supplemental employee retirement pension plan payment of $99,750 per year, offset by any payments from the Corporation's frozen Retirement Plan, for the remainder of his life, with a right of survivorship for the term of his wife's life; (ii) Mr. Agee received payment of the balance remaining in his deferred compensation plan account, equal to $367,062.30; (iii) the Corporation was to reimburse Mr. Agee for medical continuation payments made by him during the period from March 1, 1995 through December 31, 1995; (iv) continued coverage will be provided under the Corporation's comprehensive medical, health and dental insurance benefit plan for Mr. Agee and his dependents (the Corporation will pay all costs associated with such medical, health and dental insurance benefits and will report the actuarial value of the coverage as income to Mr. Agee); and (v) the Corporation agreed to advance legal fees and expenses and to indemnify Mr. Agee in connection with any claims brought against him by reason of, or arising out of, his tenure at the Corporation.

     E. Mr. Salci. Effective March 22, 1994, the Corporation entered into a five-year employment agreement (March 22, 1994 through March 21, 1999) with Mr. Salci. Pursuant to the terms of the employment agreement, Mr. Salci was entitled to receive a minimum annual base salary of $250,000 and to participate in the Corporation's annual bonus plan applicable to his operating group position. He was also entitled to participate in (i) an Individual 5-Year Plan tailored to his operating group position (for a description of such plans, see the section herein titled "Long-Term Incentive Plans. B. Individual 5-Year Plans"); (ii) the Key Executive Life Insurance Plan (iii) the Key Executive Disability Insurance Plan and (iv) all other health and welfare benefits generally available to executive officers of the Corporation. In addition, a recommendation was to be made to the Compensation Committee that Mr. Salci be granted options to purchase 25,000 shares of the Corporation's common stock under the Corporation's Stock Compensation Plan, which option would vest over a four-year period, and 20,000 restricted shares of the Corporation's common stock under the Stock Compensation Plan, which award would vest immediately with respect to 20% of the shares, with the remaining shares vesting in four equal increments over the first, second, third and fourth anniversaries of the date of grant. The Corporation was also to provide


                                     III-12

Mr. Salci with a Deferred Compensation Agreement intended to compensate Mr. Salci for those pension benefits provided by his previous employer that he forfeited as a result of his resignation from that corporation.

     Under the employment agreement, Mr. Salci was also entitled to receive a severance benefit equal to twice his annual base compensation (which includes such items as base salary in effect immediately preceding the termination of employment, bonuses and participation in health and retirement programs) upon termination of his employment for a reason other than death, disability, cause, voluntary resignation under circumstances not constituting constructive termination, or the expiration of his employment agreement. Under such circumstances, the Corporation would fully vest all unvested stock options and restricted stock awards previously granted, and fully vest and immediately pay any accrued awards and bonuses. If any payments due under the employment agreement would result in liability by Mr. Salci for an excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended, the Corporation agreed to pay to him an amount which (after deducting any Federal, state and local income taxes payable with respect to such amount) is sufficient to fully satisfy such tax.

     Mr. Salci's employment with the Corporation constructively terminated on October 20, 1995, in connection with the divestiture of the Corporation's transit operations. Pursuant to the terms of his employment agreement, Mr. Salci will receive his base compensation for a period of two years, including continued participation in the Corporation's Key Executive Long-Term Disability Insurance Plan, and immediate and full vesting of his unvested stock options and restricted stock. Since he immediately began work with American Passenger Rail Car Company, L.L.C. upon his termination from the Corporation, he is no longer eligible to participate in the Corporation's health and retirement plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Voting Securities and Principal Holders Thereof. The Company knows of no person (as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially owns more than 5% of the Company's common stock.


                                     III-13

     The following table shows beneficial ownership as of February 14, 1996 of the common stock of the Company and its subsidiaries for all directors of the Company, Named Executives, and directors and executive officers of the Company as a group. Unless otherwise noted, the amount beneficially owned in column (2) below reflects shares for which the beneficial owner has sole voting power and sole investment power.


                                                       COMMON STOCK OF THE COMPANY
                                       (1)                         (2)                             (3)                 (4)
                                                             AMOUNT & NATURE           OPTIONS TO PURCHASE SHARES
                                     NAME OF            OF BENEFICIAL OWNERSHIP 1            WITHIN 60 DAYS           % OF
                                BENEFICIAL OWNER     (INCLUDING OPTIONS IN COLUMN 3)      OF FEBRUARY 14, 1996        CLASS
- ---------------------------------------------------------------------------------------------------------------------------

Directors
Lindsay E. Fox                        12,000                     12,000                             *
Christopher B. Hemmeter               12,000                     12,000                             *
Peter S. Lynch                        19,000                     12,000                             *
Robert A. McCabe                      12,806                     12,000                             *
Robert S. Miller, Jr.                124,000                    104,000                             *
Gerard R. Roche                       12,000                      8,000                             *
John W. Rogers, Jr.                   14,500                     12,000                             *
Robert A. Tinstman                   218,345 2                  154,602                             *
Named Executives
William J. Agee 3                     19,000 4                        0                             *
Steven Y. Chi                         31,944 5                   26,238                             *
Stephen G. Hanks 6                   248,325 7                  178,702                             *
Larry E. Salci                             0                          0                             *
Denis M. Slavich                     132,276 8                  100,000                             *
Thomas H. Zarges                      55,731 9                   19,000                             *

All Directors and Executive
 Officers as a Group (16)10          960,685 11                 653,554                           2.85%



- ---------------
* Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.

1 For purposes of this table, shares are considered to be "beneficially" owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities; and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 day of February 14, 1996.

2 Mr. Tinstman shares voting power with the Corporation's 401(k) Savings Plan trustee as to 3,425 shares owned pursuant to such plan; shares voting and dispositive power with his wife as to 4,036 shares; and has no dispositive power as to 31,334 unvested shares of restricted stock granted under the Corporation's Stock Compensation Plan.

3 Amounts included in this table for Mr. Agee are based on best records available to the Corporation.

4 Amount represents 19,000 shares issued in the name of The Semper Charitable Foundation of which Mr. Agee is a director and, as such, shares voting and dispositive power with one other director over such shares.

5 Mr. Chi shares voting power with the Corporation's 401(k) Savings Plan trustee as to 1,190 shares owned pursuant to such plan; and has no dispositive power as to 2,500 unvested shares of restricted stock granted pursuant to the Corporation's Stock Incentive Plan.

6 Mr. Hanks also has the right to acquire 25,000 shares of common stock in MK Rail Corporation, a majority owned subsidiary of the Corporation, which amount represents less than one percent of the class.

7 Mr. Hanks shares voting power with the Corporation's 401(k) Savings Plan trustee as to 3,124 shares owned pursuant to such plan; has no dispositive power as to 16,000 unvested shares of restricted stock granted pursuant to the Corporation's Stock Incentive Plan; and has no dispositive power as to 31, 334 unvested shares of restricted stock granted under the Corporation's Stock Compensation Plan.

8 Mr. Slavich shares voting power with the Corporation's 401(k) Savings Plan trustee as to 942 shares owned pursuant to such plan; and has no dispositive power as to 31, 334 unvested shares of restricted stock granted under the Corporation's Stock Compensation Plan.

9 Mr. Zarges shares voting power with the Corporation's 401(k) Savings Plan trustee as to 1,679 shares owned pursuant to such plan; has no dispositive power as to 2,500 unvested shares of restricted stock granted pursuant to the Corporation's Stock Incentive Plan; and has no dispositive power as to 29,862 unvested shares of restricted stock granted pursuant to the Corporation's Stock Compensation Plan.

10 In addition to the shares of MK Rail Corporation beneficially owned by Mr. Hanks (see footnote 6), executive officers of the Corporation beneficially own 13,200 shares of MK Rail Corporation common stock, a majority owned subsidiary of the Corporation, which amount includes the right to acquire 10,000 shares and represents less than one percent of the class.

11 The directors and executive officers as a group share voting power with the Corporation's 401(k) Savings Plan trustee as to 17,719 shares owned pursuant to such plan; have no dispositive power as to 21,000 unvested shares of restricted stock granted pursuant to the Corporation's Stock Incentive Plan ; and have no dispositive power as to 181,707 unvested shares of restricted stock granted pursuant to the Corporation's Stock Compensation Plan.

     Change in Control. See the disclosure under Item 1. "Recent Developments".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Transactions with Management and Certain Business Relationships. There are no directors or executive officers of the Corporation who were, at any time during the last three completed fiscal years, parties to any transactions in excess of $60,000 to which the Corporation or any of its subsidiaries was a party or who had any other business relationships with the Corporation or any of its subsidiaries required to be disclosed in Item 13.


                                     III-14

     Indebtedness of Management. Mr. Tinstman previously entered into promissory notes with the Company in connection with the exercise of a portion of his options to purchase the Company's common stock. Pursuant to such notes, payment of the exercise price for each purchase is deferred over twenty quarters with interest on the principal balance of six percent per annum. The notes are collateralized by the shares of the Corporation's common stock which were purchased by Mr. Tinstman upon each option exercise. In 1993, the largest aggregate amount of indebtedness owed by Mr. Tinstman to the Corporation was $62,929 with a current balance owing at April 5, 1996 of $8,841. No other director or executive officer of the Corporation has been indebted to the Corporation at any time since the beginning of the last three completed fiscal years in an amount in excess of $60,000.


                                     III-15

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

                                                                      PAGE(S)

(a)  DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON
     FORM 10-K.

     1. The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche, LLP dated
          April 12, 1996, are included in Part II, Item 8 of this Annual Report on Form 10-K

          Independent Auditors' Report                                 II-19

          Consolidated Statements of Operations for years ended
          December 31, 1995, 1994, and 1993                            II-20

          Consolidated Balance Sheets at December 31, 1995
          and 1994                                                 II-21, II-22

          Consolidated Statements of Cash Flows for years ended
          December 31, 1995, 1994 and 1993                             II-23

          Consolidated Statements of Stockholders' Equity
          (Deficiency) for years ended December 31, 1995, 1994
          and 1993                                                     II-24

          Notes to Consolidated Financial Statements                II-25-II-44

     2.   Financial Statement Schedule as of December 31, 1995
          and 1994 included in Part IV of this Annual Report on
          Form 10-K Valuation and Qualifying Accounts                  IV-3

          Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is given in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

     3.   Exhibits

          The exhibits to this Annual Report on Form 10-K are listed in the
Exhibit Index contained else-

          where in this Annual Report.

(b)       REPORTS ON FORM 8-K.

          The registrant filed a current report on Form 8-K dated October 17, 1995 to report that it had reached an agreement to transfer substantially all of the assets, certain liabilities, contract operations and management of its Transit segment to American Passenger Rail Car Company, L.L.C., ("Amerail") a newly-formed company wholly-owned by persons not affiliated with the registrant. The registrant has accounted for the disposition of Transit as a discontinued operation. In connection with the disposition of Transit, the registrant and certain of its creditors agreed to (i) reduce the maximum secured borrowing amount under the registrant's bridge loan from $129 million to $100 million, (ii) replace the registrant's standby letter of credit supporting Transit's performance under a contract with the Metra Transit Authority with the registrant's guaranty of Amerail's reimbursement obligations to the same bank creditors under a replacement letter of credit and a new $141 million credit facility for Amerail to support performance of the Metra contract and (iii) enter into a reimbursement agreement with its bonding company pursuant to which the registrant's reimbursement obligation to its bonding company for the bonding company's losses in connection with certain non-Metra contracts was capped at approximately $31 million. In addition, the registrant completed the sale of its North Pacific Operations on September 22, 1995 for $17 million in cash.

          The registrant filed a current report on Form 8-K dated November 15, 1995 to report that preliminary results of operations for the quarter ended September 30, 1995 were expected to result in an after-tax loss from continuing operations of $37 million and an after-tax loss from discontinued operations of approximately $68 million for a consolidated net loss of approximately $105 million.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 1996.

Morrison Knudsen Corporation

By  /s/ R.A.Tinstman
    -----------------------------------------------------
     R.A. Tinstman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on April 14, 1996 by the following persons on behalf of the Corporation in the capacities indicated.


                          President and Chief Executive Officer and Director
 /s/ R.A. Tinstman                   (Principal Executive Officer)
- ---------------------
R.A. Tinstman
                         Executive Vice President and Chief Financial Officer
 /s/ D.M. Slavich                    (Principal Financial Officer)
- ---------------------
D.M. Slavich
                                     Vice President and Controller
 /s/ G.A. Crockett                  (Principal Accounting Officer)
- ---------------------
G.A. Crockett

                                               Director
- ---------------------
L.E. Fox

 /s/ C.B. Hemmeter*                            Director
- ---------------------
C.B. Hemmeter

 /s/ P.S. Lynch*                               Director
- ---------------------
P.S. Lynch

 /s/ R.A. McCabe*                              Director
- ---------------------
R.A. McCabe

 /s/ R.S. Miller, Jr.*                         Director
- ---------------------
R.S. Miller, Jr.

 /s/ J.W. Rogers, Jr.*                         Director
- ---------------------
J.W. Rogers, Jr.

 /s/ G.R. Roche*                               Director
- ---------------------
G.R. Roche

* Stephen G. Hanks, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named officers and directors of Morrison Knudsen Corporation, pursuant to powers of attorney executed on behalf of each such officer and director.



*By  /s/ S.G. Hanks
- ----------------------------
S.G. Hanks, Attorney-in-fact

                          MORRISON KNUDSEN CORPORATION
           SCHEDULE II. VALUATION AND QUALIFYING AND RESERVE ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)

ALLOWANCE FOR DOUBTFUL NOTES AND ACCOUNTS RECEIVABLES DEDUCTED IN THE BALANCE SHEET FROM ACCOUNTS RECEIVABLE


                                                       Balance at           Provisions                             Balance at
                                                        Beginning           Charged to                               End of
Year Ended                                               of Year            Operations           Deductions          Period
- ------------------------------------------------------------------------------------------------------------------------------

December 31, 1995                                       $(16,156)           $ (1,746)              $5,098           $(12,804)
December 31, 1994 (1)                                     (1,179)            (15,411)                 434            (16,156)
December 31, 1993 (1)                                     (1,148)               (778)                 747             (1,179)


               DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE DEDUCTED IN THE BALANCE SHEET FROM DEFERRED INCOME TAXES

                                                       Balance at           Provisions                             Balance at
                                                        Beginning           Charged to                               End of
Year Ended                                               of Year            Operations           Deductions          Period
- ------------------------------------------------------------------------------------------------------------------------------

December 31, 1995                                      $(127,594)          $(109,408)                  --          $(237,002)
December 31, 1994 (1)                                          --           (127,594)                  --           (127,594)


                        ACCRUALS FOR ESTIMATED LOSSES ON UNCOMPLETED CONTRACTS REFLECTED IN THE BALANCE SHEET

                                                       Balance at          Provisions                              Balance at
                                                        Beginning          Charged to                                  End of
Year Ended                                                of Year          Operations          Deductions              Period
- ------------------------------------------------------------------------------------------------------------------------------

December 31, 1995                                       $(38,110)           $(12,444)             $28,581           $(21,973)
December 31, 1994                                         0,(930)            (39,400)               2,220            (38,110)
December 31, 1993                                         (7,091)             (1,869)               8,030               (930)



                        ACCRUALS FOR ESTIMATED LOSSES ON UNCOMPLETED CONTRACTS DEDUCTED IN THE BALANCE SHEET
                                   FROM INVESTMENTS IN AND ADVANCES TO CONSTRUCTION JOINT VENTURES

                                                       Balance at          Provisions                              Balance at
                                                        Beginning          Charged to                                  End of
Year Ended                                                of Year          Operations          Deductions              Period
- ------------------------------------------------------------------------------------------------------------------------------

December 31, 1995                                       $(31,861)           $(16,800)             $35,680           $(12,981)
December 31, 1994 (1)                                     (2,569)            (29,292)                  --            (31,861)
December 31, 1993 (1)                                       (216)             (2,569)                 216             (2,569)


(1) Amounts restated to give effect to the recognition of MK Rail Corporation and Transit as discontinued operations.

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

3.2 The registrant's Restated By-Laws, including all amendments thereto (filed as Exhibit 3.2 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

4.1.1 The registrant's Rights Agreement dated as of June 12, 1986 (the "Rights Agreement") with Bank of America National Trust and Savings Association, as Rights Agent (filed as Exhibit 2.1 to Registration Statement on Form 8-A filed on June 25, 1986 and incorporated herein by reference).

4.1.2 Amendment dated as of July 7, 1988 to the registrant's Rights Agreement with Bank of America National Trust and Savings Association (filed as Exhibit 28 to Form 8-K Current Report dated July 7, 1988 and incorporated herein by reference.)

4.1.3 Second Amendment dated as of December 23, 1994 to the registrant's Rights Agreement with Norwest Bank Minnesota, N.A., as Successor Rights Agent (filed as part of Exhibit 4.1 to Form 10K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

4.1.4 Third Amendment effective as of August 1, 1995 to the registrant's Rights Agreement with Norwest Bank Minnesota, N.A., as Successor Rights Agent to Bank of America National Trust and Savings Association (filed as Exhibit 4.1 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.1.5* Fourth Amendment dated as of April 10, 1996 to the registrant's Rights Agreement with Norwest Bank Minnesota, N.A., as Successor Rights Agent to Bank of America National Trust and Savings Association.

4.2 The form of Warrant to Purchase 9,415,696 Shares of Common Stock of the registrant by the financial institutions named therein (filed as Exhibit 4.6 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.3 The form of Warrant to Purchase 4,613,695 Shares of Common Stock of the registrant by the financial institutions named therein (filed as Exhibit 4.7 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.4 The form of Warrant to Purchase 830,039 of Common Stock of the registrant by Fidelity and Deposit Company of Maryland and certain cosureties and other reinsurers (filed as Exhibit 4.8 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.5 The registrant's Registration Rights Agreement dated as of July 31, 1995 with certain financial institutions in connection with Warrants to Purchase 14,029,391 shares of Common Stock of the registrant (filed as Exhibit 4.11 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.6 The registrant's Registration Rights Agreement dated as of July 31, 1995 with Fidelity and Deposit Company of Maryland and certain cosureties and other reinsurers in connection with Warrants to Purchase 830,039 shares of Common Stock of the registrant (filed as Exhibit 4.12 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.7 The registrant's amended standby letter of credit and reimbursement agreement dated as of August 4, 1992 with Bank of America National Trust and Savings Association, as Agent, and other financial institutions with combined commitments of the banks in the aggregate amount of $190 million (filed as Exhibit 4.4 to Form 10K/A Annual Report for year ended December 31, 1993 filed on April 13, 1995 and incorporated herein by reference.)

4.8 The registrant's Revolving Credit Agreement with Bank of America National Trust and Savings Association, as Agent, and other financial institutions named therein (filed as Exhibit 4.5 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

Exhibit
Number    Exhibits
- -------   --------

4.9 The registrant's Security Purchase Agreement dated as of July 31, 1995 with Mellon Bank, N.A., as Agent, and other financial institutions named therein (filed as Exhibit 4.9 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.10 The registrant's Securities Purchase Agreement dated as of July 31, 1995 with Fidelity and Deposit Company of Maryland and certain cosureties and other reinsurers (filed as Exhibit 4.10 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.11 The registrant's Indemnification and Reimbursement Agreement dated as of July 31, 1995 with Fidelity and Deposit Company of Maryland and Colonial American Casualty and Surety Company (filed as Exhibit 4.13 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.12 The registrant's Guaranty dated as of July 31, 1995, with Bank of America National Trust and Savings Association, as agent, and other financial institutions named therein (filed as Exhibit 4.14 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.13 Amended and Restated Override Agreement dated as of October 10, 1995, among the registrant, Morrison Knudsen Corporation, an Ohio corporation and a wholly owned subsidiary of registrant, The Banks and Other Financial Institutions named therein, Mellon Bank, N.A., as Agent, and Bank of America National Trust and Savings Association, as Metra Agent (filed as Exhibit 4.1 to Form 8-K Current Report dated October 17, 1995 and incorporated herein by reference.)

4.14 The registrant's Amended and Restated Credit Agreement dated as of July 31, 1995 with Mellon Bank, N.A., as Administrative Agent and Co-Agent, and Bank of America National Trust and Savings Association, as Co-Agent, and other financial institutions named therein with combined commitments of the banks in the aggregate of $129 million (filed as Exhibit 4.3 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated hereby by reference.)

4.15 First Amendment dated as of October 10, 1995 to the Amended and Restated Credit Agreement dated as of July 31, 1995, among the registrant, Morrison Knudsen Corporation, an Ohio corporation and a wholly owned subsidiary of registrant, the banks and other financial institutions named on Schedule A therein ("Lenders"), Mellon Bank, N.A., as administrative agent for the Lenders, and Mellon Bank, N.A. and Bank of America National Trust and Savings Association as coagents for the Lenders (filed as Exhibit 4.2 to Form 8-K Current Report dated October 17, 1995 and incorporated herein by reference.)

4.16* Second Amendment dated as of January 18, 1996 to the Amended and Restated Credit Agreement dated as of July 31, 1995, among the registrant, Morrison Knudsen Corporation, an Ohio corporation and a wholly owned subsidiary of registrant, the banks and other financial institutions named on Schedule A therein ("Lenders"), Mellon Bank, N.A., as administrative agent for the Lenders, and Mellon Bank, N.A. and Bank of America National Trust and Savings Association as coagents for the Lenders .

4.17* Third Amendment dated as of March 31, 1996 to the Amended and Restated Credit Agreement dated as of July 31, 1995, among the registrant, Morrison Knudsen Corporation, an Ohio corporation and a wholly owned subsidiary of registrant, the banks and other financial institutions named on Schedule A therein ("Lenders"), Mellon Bank, N.A., as administrative agent for the Lenders, and Mellon Bank, N.A. and Bank of America National Trust and Savings Association as coagents for the Lenders

4.18 Reimbursement Agreement dated as of October 10, 1995, among the registrant, Morrison Knudsen Corporation, an Ohio Corporation and a wholly owned subsidiary of registrant, and each of the affiliates of the registrant listed on the signature pages thereof, to and for the benefit of Fidelity and Deposit Company of Maryland (filed as Exhibit
          4.3 to Form 8-K Current Report dated October 17, 1995 and incorporated herein by reference.)

4.19 Guaranty dated as of October 10, 1995 by Morrison Knudsen Corporation, an Ohio corporation and a wholly owned subsidiary of registrant, in favor of Bank of America National Trust and Savings Association, as Metra Agent, guarantying the obligations of American Passenger Rail Car Company, L.L.C. under that certain Revolving Credit Agreement dated as of October 10, 1995 among American Passenger Rail Car Company, L.L.C., Bank of America National Trust and Savings Association and the Lenders identified therein (filed as Exhibit 4.4 to Form 8-K Current Report dated October 17, 1995 and incorporated herein by reference.)

Exhibit
Number    Exhibits
- -------   --------

4.20 New Bonds Agreement dated as of October 10, 1995, by and among the registrant, Fidelity and Deposit Company of Maryland, Morrison Knudsen Corporation, an Ohio corporation and a wholly owned subsidiary of registrant, and the entities listed on Annex A thereto (filed as Exhibit 4.5 to Form 8-K Current Report dated October 17, 1995 and incorporated herein by reference.)

4.21* Amendment dated as of March 29, 1996 to the New Bonds Agreement dated as of October 10, 1995, by and among the registrant, Fidelity and Deposit Company of Maryland, Morrison Knudsen Corporation, an Ohio corporation and a wholly owned subsidiary of registrant, and the entities listed on Annex A thereto.

4.22 The registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of other long-term debt of the registrant.

10.1 Form of Guaranty by the registrant, as Guarantor, in favor of Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.2 to Amendment No. 1 to Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference.)

10.2 Form of Indenture of Trust between the City of San Diego and Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.3 to Amendment No. 1 to Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference.)

10.3 Form of Loan Agreement between the City of San Diego and National Steel and Shipbuilding Company (filed as Exhibit 4.4 to Amendment No. 1 to Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference.)

10.4 Transfer Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.4 to Form 10-Q Quarterly Report for quarter ended June 30, 1994 and incorporated herein by reference.)

10.5 Environmental Liability Transfer Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.5 to Form 10-Q Quarterly Report for quarter ended June 30, 1994 and incorporated herein by reference.)

10.6 Tax Matters Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.6 to Form 10-Q Quarterly Report for quarter ended June 30, 1994 and incorporated herein by reference.)

10.7 Employee Transfer and Benefits Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.7 to Form 10-Q Quarterly Report for quarter ended June 30, 1994 and incorporated herein by reference.)

10.8 Indemnification Agreement dated October 20, 1994 between Morrison Knudsen Corporation, an Ohio corporation, and MK Rail Corporation (filed as Exhibit 10.1 to Form 10-Q Quarterly Report for quarter ended September 30, 1994 and incorporated herein by reference.)

10.9 The registrant's Global Settlement Agreement dated as of June 15, 1995 with MK Rail Corporation (filed as Exhibit 10.10 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.10 Form of Note Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.11 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.11 Form of Mutual Release between the registrant and MK Rail Corporation (filed as Exhibit 10.12 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.12 Form of Indemnification Agreement between the registrant and MK Rail Corporation (filed as Exhibit 10.13 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.13 The registrant's Share Purchase Agreement dated as of June 15, 1995 with MK Rail Corporation (filed as Exhibit 10.14 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.14 Shareholders Agreement dated December 18, 1993 among Morrison Knudsen BV, a wholly owned subsidiary of the registrant, Lambique Beheer BV and Ergon Overseas Holdings Limited (filed as Exhibit 10.15 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.) [Subject to Freedom of Information Act request for confidential treatment.]

10.15 The registrant's Agreement of Indemnity dated July 1, 1992 with Fidelity and Deposit Company of Maryland and Amendment thereto dated March 3, 1995 (filed as Exhibit 10.16 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

Exhibit
Number    Exhibits
- -------   --------

10.16* Amendment dated September 21, 1995 to the registrant's Agreement of Indemnity dated July 1, 1992, as amended, with Fidelity and Deposit Company of Maryland.

10.17 Agreement of Indemnity dated February 1, 1995 between MK Rail Corporation and Fidelity and Deposit Company of Maryland (filed as
          Exhibit 10.17 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.18 Stock Purchase Agreement dated as of May 12, 1995 between the registrant and Leucadia National Corporation, as amended by Amendment No. 1 to Stock Purchase Agreement dated as of May 17, 1995, Amendment No. 2 to Stock Purchase Agreement dated as of May 22, 1995, and Amendment No. 3 to Stock Purchase Agreement dated as of May 24, 1995 (filed as Exhibit 10.18 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.19 Stock Purchase Agreement dated as of June 2, 1995 between the registrant and Western Acquisition Corp (filed as Exhibit 10.19 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.20 The registrant's Forbearance Agreement dated as of June 30, 1995, with Mellon Bank, N.A., United States National Bank of Oregon and Emkay Development Company, Inc., a wholly owned subsidiary of registrant (filed as Exhibit 10.1 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated herein by reference.)

10.21 Asset Purchase Agreement dated as of October 10, 1995 by and among the registrant, American Passenger Rail Car Company, L.L.C., Morrison Knudsen Corporation, an Ohio corporation and a wholly owned subsidiary of registrant, and the entities listed on Schedule 1 thereto (filed as Exhibit 10.1 to Form 8-K Current Report dated October 17, 1995 and incorporated herein by reference.)

10.22 Stock Purchase Agreement dated as of September 21, 1995, by and between the registrant, Morrison Knudsen Corporation, an Ohio corporation and a wholly owned subsidiary of registrant, and Tutor-Saliba Corporation, a California corporation (filed as Exhibit
          10.2 to Form 8-K Current Report dated October 17, 1995 and incorporated herein by reference.)

10.23* The registrant's Withdrawal Agreement dated as of March 29, 1996 relating to the Strait Crossing Joint Venture and Strait Crossing Development, Inc.

10.24* The registrant's news release dated March 22, 1996 in connection with the registrant's sale of all of its shares in McConnell Dowell Corporation Limited.

10.25 The registrant's Securities Litigation Memorandum of Understanding between Plaintiffs and the registrant filed as Exhibit 10.1 to Form 8-K Current Report dated September 20, 1995 and incorporated herein by reference.)

10.26 The registrant's Securities Litigation Memorandum of Understanding between Plaintiffs and the Individual Defendants (filed as Exhibit
          10.2 to Form 8-K Current Report dated September 20, 1995 and incorporated herein by reference.)

10.27 The registrant's Derivative Litigation Memorandum of Understanding (filed as Exhibit 10.3 to Form 8-K Current Report dated September 20, 1995 and incorporated herein by reference.)

10.28 The MK Rail Corporation Securities Litigation Memorandum of Understanding among Plaintiffs, the Underwriter Defendants, MK Rail Corporation and the registrant (filed as Exhibit 10.4 to Form 8-K Current Report dated September 20, 1995 and incorporated herein by reference.)

10.29 The MK Rail Corporation Securities Litigation Memorandum of Understanding between Plaintiffs and the Individual Defendants (filed as Exhibit 10.5 to Form 8-K Current Report dated September 20, 1995 and incorporated herein by reference.)

10.30 The MK Rail Corporation Derivative Litigation Memorandum of Understanding (filed as Exhibit 10.6 to Form 8-K Current Report dated September 20, 1995 and incorporated herein by reference.)

10.31 Separation Agreement dated September 20, 1995 between the registrant and William J. Agee (filed as Exhibit 10.7 to Form 8-K Current Report dated September 20, 1995 and incorporated herein by reference.)

10.32* The registrant's Securities Litigation Stipulation of Settlement dated as of 9/11/95.

Exhibit
Number    Exhibits
- -------   --------
10.33* The registrant's Securities Litigation Final Judgement and Order dated as of 12/1/95.

10.34* The registrant's Securities Litigation Stipulation of Settlement relating to Deloitte & Touche LLP dated as of 10/1/95.

10.35* The registrant's Securities Litigation Final Judgement and Order relating to Deloitte & Touche LLP dated as of 12/1/95.

10.36* The registrant's Derivative Litigation Stipulation of Settlement dated as of 1/26/96.

10.37* The registrant's Derivative Litigation Stipulation of Settlement relating to State Board of Administration of Florida v. Morrison Knudsen Corporation, et al dated as of 11/95.

10.38*    The registrant's Settlement Agreement and Release relating to Theodore
          E. Nelson v. Morrison Knudsen Corporation dated as of 1/1/96.

10.39* MK Rail Corporation Securities Litigation Stipulation of Settlement dated as of 12/22/95.

10.40* MK Rail Corporation Securities Litigation Final Judgement and Order dated as of 3/29/96.

10.41* MK Rail Corporation Derivative Litigation Stipulation of Settlement dated as of 3/12/96.

          Management contract or compensatory plan or arrangement which is separately identified in accordance with Item 14(a) (3) of Form 10-K.

10.42 The registrant's Executive Incentive Plans for the years 1972 through 1981, inclusive (filed as Exhibit 10.2 to Form 10-K Annual Report for year ended December 31, 1990 and incorporated herein by reference.)

10.43     The registrant's 1982 Executive Incentive Plan, as amended (filed as
          Exhibit 10.7 to Form 10-K Annual Report for year ended December 31, 1993 and incorporated herein by reference.)

10.44 A description of the registrant's Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.45     The registrant's Key Executive Life Insurance Plan (filed as Exhibit
          10.13 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.46     The registrant's Key Executive Long-Term Incentive Plan (filed as
          Exhibit 10.2 to Form 10-Q Quarterly Report for quarter ended March 31, 1991 and incorporated herein by reference.)

10.47 The registrant's Long-Term Performance Compensation Benefit Plan (filed as Exhibit 10.8 to Form 10-K Annual Report for year ended December 31, 1991 and incorporated herein by reference.)

10.48 The registrant's Long-Term Incentive Plan for Corporate Executives (filed as Exhibit 10.3 to Form 10-Q Quarterly Report for quarter ended March 31, 1994 and incorporated herein by reference.)

10.49 The registrant's Long-Term Incentive Plan for the Engineering and Construction Group (filed as Exhibit 10.4 to Form 10-Q Quarterly Report for quarter ended March 31, 1994 and incorporated herein by reference.)

10.50*    The registrant's Long-Term Incentive Plan for the Mining Group.

10.51     The registrant's Stock Incentive Plan, as amended (filed as Exhibit
          10.16 to Form 10K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.52 The registrant's Chief Executive Officer Incentive Plan (filed as Appendix I to Proxy Statement dated April 4, 1994 and incorporated herein by reference.)

10.53 The registrant's Stock Compensation Plan (filed as Appendix II to Proxy Statement dated April 4, 1994 and incorporated herein by reference.)

10.54 The registrant's Non-Employee Directors' Deferred Compensation Plan, as amended (filed as Exhibit 10.31 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.55 The registrant's Retirement Plan for Non-Employee Directors, as amended (filed as Exhibit 10.22 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

Exhibit
Number    Exhibits
- -------   --------

10.56 The registrant's Stock Option Plan for Non-Employee Directors, as amended (filed as Exhibit 10.23 to Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.57* The registrant's Amended and Restated Key Employee Retention Incentive Plan adopted on April 10, 1996.

10.58 The registrant's Retention Severance Pay Plan adopted on June 30, 1995 (filed as Exhibit 10.3 to Form 10-Q Quarterly Report for quarter ended June 30, 1995 and incorporated herein by reference.)

10.59* The registrant's First Amendment to Retention Severance Pay Plan adopted on April 10, 1996.

10.60* The registrant's 1996 Retention Severance Pay Plan adopted on April 10, 1996.

10.61* The form of registrant's Restricted Stock Agreement relating to restricted stock granted to certain employees on June 30, 1995 under the registrant's Stock Compensation Plan in connection with the registrant's financial restructuring. [A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.]

10.62* The form of registrant's Revised Employee Benefit Agreement entered into with certain key employees in connection with the registrant's financial restructuring. [A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.]

10.63* The form of registrant's Employment Agreement relating to extended severance benefits for certain key employees in connection with the registrant's financial restructuring. [A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.]

10.64 Form of registrant's Indemnification Agreement (filed as Exhibit B to Proxy Statement dated March 23, 1987, and incorporated herein by reference.) [A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.]

10.65 Form of registrant's Supplemental Retirement Benefit Agreement (filed as Exhibit 10.6 to Form 10-K Annual Report for year ended December 31, 1988 and incorporated herein by reference.) [A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.]

10.66 The registrant's employment agreement with Robert S. Miller, Jr. dated as of April 1, 1995 (filed as Exhibit 10.43 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.67* The registrant's employment agreement with Robert A. Tinstman dated as of January 1, 1993 and form of amendment thereto approved on April 2, 1996.

10.68* The registrant's employment agreement with Stephen G. Hanks dated as of January 1, 1993 and form of amendment thereto approved on April 2, 1996.

10.69 The registrant's employment agreement with Denis M. Slavich dated as of March 9, 1995 (filed as Exhibit 10.44 to Form 10-K Annual Report for year ended December 31, 1994 and incorporated herein by reference.)

10.70* The registrant's employment agreement with Thomas F. Kealey dated as of July 11, 1994.

10.71* The registrant's employment agreement with Thomas H. Zarges dated as of January 1, 1994.

10.72* The registrant's employment agreement with Larry E. Salci dated as of March 22, 1994 and amendment thereto dated April 19, 1995.

21.*      Subsidiaries of the registrant.

23.*      Consent of Deloitte & Touche, independent auditors.

24.*      Powers of Attorney.

27.*      Financial Data Schedule.