Form 10-Q
MORRISON KNUDSEN CORP
filed 1996-05-20
CIK 763739

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q
                                   QUARTERLY REPORT


        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                For the Quarter Ended

                                    March 31, 1996

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

At April 30, 1996, 33,231,191 shares of the registrant's common stock were outstanding (excluding 461,666 shares held in treasury).

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

    /X/ Yes  / / No

                             MORRISON KNUDSEN CORPORATION
                          Quarterly Report Form 10-Q for the
                          Three Months Ended March 31, 1996


                                  TABLE OF CONTENTS

                            PART I. FINANCIAL INFORMATION

                                                                            PAGE
Item 1.      Consolidated Condensed Financial Statements and Notes
               Thereto

                    Statements of Operations for the Three Months
                    Ended March 31, 1996 and 1995                          I-1

                    Balance Sheets at March 31, 1996 and
                    December 31, 1995                                      I-2

                    Statements of Cash Flows for the
                    Three Months Ended March 31, 1996 and 1995             I-4

                    Notes to Financial Statements                          I-5

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  I-17


                              PART II. OTHER INFORMATION

Item 3.      Legal Proceedings                                            II-1

Item 6.      Exhibits and Reports on Form 8-K                             II-3

Signatures                                                                II-3

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                                                              1996              1995 (a)
Revenue                                                                                $   324,203          $   366,486
Cost of revenue                                                                           (309,474)            (361,463)
-------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations                                                 14,729                5,023
General and administrative expenses                                                        (13,498)             (10,619)
Interest expense                                                                            (5,224)              (5,431)
Equity in net income of unconsolidated affiliates                                            3,241               11,947
Gain (loss) on dispositions of investments in affiliates and other assets, net               2,130              (20,019)
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                                 1,378              (19,099)
Income tax expense                                                                          (1,082)                (537)
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                                       296              (19,636)
Discontinued operations:
  Loss from discontinued MK Rail and Transit,
    net of tax expense of $107                                                                  --               (6,183)
  Loss on disposition of discontinued operations                                                --              (25,500)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $       296          $   (51,319)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share:
  Continuing operations                                                                       $.01               $ (.60)
  Discontinued operations                                                                       --                 (.96)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                             $.01               $(1.56)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Common shares used to compute earnings (loss) per share                                 33,240,000           32,865,000
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

(a) Certain amounts reclassified to conform to 1996 financial presentation. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


ASSETS                                                                                        1996                 1995
-------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                                $  78,638            $  63,086
Accounts receivable including retentions of $13,739 and $16,952                            141,100              166,104
Unbilled receivables                                                                        78,132               87,902
Refundable income taxes, net                                                                    --               22,803
Investments in and advances to construction joint ventures                                  16,998               15,186
Deferred income taxes                                                                       11,975               10,590
Investments in unconsolidated affiliates held for sale                                       5,389               32,189
Net assets of discontinued MK Rail operations                                               72,000               72,000
Other                                                                                       18,615               14,944
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       422,847              484,804
-------------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                                                27,256               24,440
Investments in and advances to unconsolidated affiliates                                    54,093               51,031
Goodwill and other intangibles, net                                                          3,776                4,006
Other investments and assets                                                                 5,664                7,787
-------------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                          90,789               87,264
-------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST
Land and mineral rights                                                                     10,302               10,507
Leasehold improvements                                                                      67,878               60,079
Machinery and equipment                                                                      3,049                9,140
Construction equipment                                                                     101,163              132,776
-------------------------------------------------------------------------------------------------------------------------
Total property and equipment                                                               182,392              212,502
LESS ACCUMULATED DEPRECIATION                                                             (137,714)            (156,410)
-------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                 44,678               56,092
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $ 558,314            $ 628,160
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


LIABILITIES AND STOCKHOLDERS' EQUITY                                                          1996                 1995
-------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term and current portion of long-term debt                                         $ 213,345            $ 251,226
Estimated reimbursement obligations of discontinued Transit operations                     111,444              111,444
Accounts payable including retentions of $18,266 and $20,076                               101,136              130,969
Accrued salaries, wages and benefits                                                        43,802               45,362
Accruals for estimated losses on uncompleted contracts                                      26,058               21,973
Accrued and deferred interest on antecedent debt                                            14,427                9,320
Other accrued liabilities                                                                   53,960               64,284
Billings in excess of costs and earnings on uncompleted contracts                           66,088               63,252
Advances from customers                                                                      9,968               19,181
Income taxes payable                                                                         1,996                   --
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  642,224              717,011
-------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                                                        9,115                8,061
Deferred compensation                                                                       14,467               12,999
Deferred income                                                                              9,534               10,572
Accrued workers' compensation insurance and other non-current liabilities                   20,887               19,006
Accrued postretirement benefit obligation                                                   30,479               29,193
Accrued litigation settlements                                                              25,000               25,000
-------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                              109,482              104,831
-------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 8)
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $.10, authorized 10,000,000 shares, none
Common stock, par value $1.67, authorized 100,000,000 shares, issued
  33,692,857 shares                                                                         56,156               56,156
Capital in excess of par value                                                             270,553              270,661
Accumulated deficit                                                                       (509,851)            (510,147)
Treasury stock, 450,089 and 454,914 shares, at cost                                         (7,655)              (7,757)
Unearned compensation - restricted stock                                                    (1,155)              (1,582)
Cumulative translation adjustments                                                          (1,626)              (1,578)
Net unrealized holding gain on securities available for sale                                   186                  565
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                                                   (193,392)            (193,682)
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                  $ 558,314            $ 628,160
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996, AND 1995 (UNAUDITED)
(THOUSANDS OF DOLLARS)


                                                                                              1996              1995 (a)
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                         $    296            $ (51,319)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Results of discontinued operations and loss on disposal                                       --               31,683
  (Gain) loss on disposition of businesses and assets, net                                  (2,130)              20,019
  Depreciation and amortization                                                              4,491                4,370
  Provision for (realization of) estimated losses on uncompleted contracts, net              4,085              (20,270)
  Increase in working capital from cancellation
    of accounts receivable sales                                                                --              (60,000)
  Other changes in working capital, net                                                     20,134                1,917
  Increase (decrease) in other assets and liabilities, net                                     553                3,526
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                            27,429              (70,074)
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                                         (3,077)              (1,140)
Property and equipment disposals                                                             3,566                2,698
Purchase of securities available for sale                                                   (9,845)              (6,875)
Proceeds from securities available for sale                                                  6,648               15,035
Proceeds from sales of investments in affiliates and other assets                           29,264                   --
Investments in and advances to unconsolidated affiliates                                      (551)                 671
Other investing activities                                                                      --                 (149)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                            26,005               10,240
-------------------------------------------------------------------------------------------------------------------------
Net cash used by discontinued operations                                                        --              (37,397)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Borrowing (repayments) under credit agreements and short-term debt, net
  including $60,000 from cancellation of accounts receivable sales in 1995                 (37,882)             117,131
Dividends paid                                                                                  --               (6,164)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                           (37,882)             110,967
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents of businesses held for sale                                           --               (3,518)
-------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                       15,552               10,218
Cash and cash equivalents at beginning of period                                            63,086               66,864
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 78,638             $ 77,082
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION FOR CONTINUING AND DISCONTINUED OPERATIONS
Interest paid                                                                             $  1,716               $6,417
Income taxes paid (refunded), net                                                          (21,300)                 527
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

(a) Certain amounts reclassified to conform to 1996 financial presentation. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

THE TERM "CORPORATION" AS USED IN THIS QUARTERLY REPORT INCLUDES MORRISON KNUDSEN CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES UNLESS OTHERWISE INDICATED.

1. BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Investments in 20 percent to 50 percent owned companies and joint ventures are accounted for by the equity method. The Corporation's proportionate share of joint venture revenue, cost of revenue and operating income is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.

    The consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. The comparative consolidated balance sheet and financial statement footnotes included herein as December 31, 1995 amounts have been derived from the audited balance sheet and financial statement footnotes at December 31, 1995.

    The preparation of the Corporation's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods for long-term contracts. Actual results of contract operations could differ from the estimates.

    On October 17, 1995, the Corporation reached an agreement to transfer substantially all of the assets, certain liabilities, all contract operations and management of Transit to American Passenger Rail Car Company, L.L.C. ("Amerail") a newly-formed company wholly-owned by persons not affiliated with the Corporation. The Corporation has accounted for the disposition of Transit as a discontinued operation. The Corporation remains liable for certain net cash losses resulting from Amerail's performance of contracts transferred to Amerail. In this connection, the Corporation agreed to guarantee Amerail's reimbursement obligations to certain banks ("Metra Banks") and its bonding company which are providing a standby letter of credit and credit facilities to support the performance of the contract with the Illinois Commuter Rail Division of the Regional Transit Authority ("Metra") d/b/a Metra/Metropolitan Rail ("Metra Contract") and the existing manufacturing and refurbishing contracts, other than the Metra Contract, with various transit agencies (the "Non-Metra Contracts") transferred to Amerail. The Corporation has agreed to reimburse the Metra Banks and its bonding company for certain amounts borrowed by Amerail under these facilities.

    The Corporation, in estimating its Transit reimbursement obligations makes significant assumptions concerning cost estimates, projected to the estimated completion dates of contracts which are in their early stages of production, for labor productivity rates, material price and usage, for interest expense on the estimated borrowings under the credit facilities extended to Amerail, additional general and administrative expenses and unabsorbed manufacturing overhead due to the anticipated absence of new work during the period of Amerail's performance of the contracts transferred to Amerail. The Corporation has no management control over Amerail and therefore must rely on financial and operating information provided by Amerail to estimate its reimbursement obligations. Due to uncertainties in the estimation process, it is at least reasonably possible that estimated costs to complete the Metra Contract will be further revised in the near-term. See Note 2. "Changes in Business - Discontinued Transit Operations and Reimbursement Obligations."

    The Corporation has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term construction contracts. However, due to uncertainties inherent in the estimation process, the Corporation can give no assurance that it will not revise its estimates of completion costs in the near-term for certain construction projects.

    The Corporation recognizes revenue on construction contracts, including substantially all of its construction joint-venture contracts, on the percentage-of-completion method, based on the proportion of costs incurred on the contract to total estimated contract costs. Construction-management and engineering contract revenue is recognized on the accrual method.

    Revisions in uncompleted contract revenue and cost estimates are reflected in the accounting period when known. Any anticipated losses on uncompleted contracts are charged to operations as soon as they are determinable. Claims for addi-tional contract revenue in excess of original contract price are recognized when an offer to settle has been received from the customer.

    The unaudited consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and cash flows for the interim periods. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

    The Corporation's consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about the Corporation's ability to continue as a going concern:

- The Corporation reported losses from continuing operations of $79,636 and $155,698 for the years ended December 31, 1995 and 1994, respectively. The Corporation reported net losses of $261,938 and $349,635 for the years ended December 31, 1995 and 1994, respectively, including losses from discontinued MK Rail Corporation ("MK Rail") and Transit segment ("Transit") operations of $182,302 and $193,937 in 1995 and 1994, respectively.

- Net cash used by the discontinued MK Rail and Transit operating activities was $76,998 and $200,883 for the years ended December 31, 1995 and 1994, respectively.

- At March 31, 1996 the Corporation had a stockholders' deficiency of $193,392 which included an accumulated deficit of $509,851.

- At March 31, 1996 and December 31, 1995 the Corporation had working capital deficiencies of $219,377 and $232,207, respectively.

-   The Corporation expects negative cash flows from operations in 1996.

- The Corporation does not expect to make its required debt repayments in 1996.

    The Corporation's ability to continue as a going concern is dependent upon the Corporation successfully obtaining relief from the burden of its existing indebtedness, including its antecedent debt and Transit reimbursement obligations and returning the Corporation to profitable operations. In this connection the Corporation is pursuing a recapitalization through a partial prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

RECAPITALIZATION PLAN

The Corporation, which has been experiencing significant operating losses and is facing severe liquidity problems, has been discussing with certain of its secured and unsecured creditors, including holders of the Corporation's existing secured indebtedness, its bonding company, lessors in connection with certain long-term, noncancelable leases, and representatives of potential investors, alternatives to reduce or liquidate the Corporation's current and future financial obligations to permit the continuation of the Corporation as a going concern. These alternatives included, among other things, a number of remedies available to the Corporation, the goal of which is to alleviate the problems caused by the Corporation's excessive debt levels, debt service and certain long-term lease payment obligations, to enable the Corporation to continue to implement its revised business strategy and to help assure the Corporation's long-term viability. For that purpose, the Corporation initially presented a proposed recapitalization plan (the "Recapitalization") to certain of its secured creditors at a meeting held in February 1996, and has continued to discuss the terms of the Recapitalization with those secured creditors. Pursuant to the Recapitalization, the Corporation would exchange its existing secured indebtedness, consisting of its antecedent debt and Transit reimbursement obligations and certain long-term lease obligations for a new issue of the Corporation's common stock, (which initially will represent all of the outstanding common stock of the Corporation) and common stock of MK Rail representing the Corporation's 65% ownership interest in MK Rail, the Corporation's $52,200 principal amount of its note receivable from MK Rail with interest at the prime rate (8.25% at March 31, 1996) and certain other assets. Existing stockholders and the securities class actions claimants would receive new common stock purchase warrants in exchange for all of the outstanding shares of common stock and all the shares of common stock to be issued by the Corporation in settlement of the MK Securities Class Actions and MK Rail Securities Class Actions.

    On April 15, 1996, the Corporation solicited acceptances of its Recapitalization from its impaired creditors (holders of the Corporation's existing secured indebtedness) and requested its impaired creditors to return their completed ballots no later than 5:00 p.m. Eastern Daylight time on May 24, 1996. The Recapitalization would be effected through a partial prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code ("prepackaged plan"). The objective of a prepackaged plan under Chapter 11 would be to allow the Corporation to achieve its objectives in the shortest time possible, and continue operations in its recapitalized form without the full burden of debt that existed prior to the bankruptcy proceedings.

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

    The Recapitalization, through the prepackaged plan, is designed to substantially reduce the Corporation's secured debt obligations, lessen the risk of a protracted Chapter 11 proceeding, which would have a significant adverse impact on the Corporation's business, and create a capital structure that allows the Corporation to continue in operation and maintain and enhance its competitive position. In addition, management anticipates that the prepackaged plan would also allow management to concentrate more of their time on improving the Corporation's business opportunities, rather than on managing its debt obligations.

    As of the date of this Quarterly Report on Form 10-Q, the Corporation has not reached final agreement with its secured creditors. The final form or results of a Recapitalization cannot be predicted, and there can be no assurance that a restructuring can be accomplished through a prepackaged plan. Any such restructuring, if successful, would substantially dilute or eliminate the value of existing stockholders' interests. The Corporation continues to explore opportunities with potential investors.

    On May 16, 1996, the Corporation and Washington Construction Group, Inc. ("Washington") reached a preliminary non-binding agreement in principle (the "agreement") as to the economic terms of the merger of the Corporation with and into Washington subject to the successful negotiation and execution of a definitive agreement and the successful completion of the Corporation's proposed Recapitalization, among other things.

    Under the terms of the agreement, Washington would (i) issue shares of common stock representing 45% of the combined companies (estimated to be 24.1 million shares) and pay $13,300 cash to the holders of certain claims set forth in the Corporation's proposed Recapitalization plan and (ii) issue warrants to purchase an aggregate of 2,765,000 shares of new common stock of the combined companies at an exercise price of $12.00 per share for a term of five years in exchange for all of the outstanding shares of the Corporation's common stock.

    In the event the Corporation fails to proceed with the proposed Recapitalization or agrees, following termination of the agreement, to sell a majority of its stock or any of its principal operating businesses to a party other than Washington and in either event, Washington was not in default of its obligations under the agreement, the Corporation would be liable for a break-up fee in the maximum amount of $12,000 plus certain out-of-pocket expenses of Washington not to exceed $1,000. In connection with its Recapitalization plan, Washington would pay in full the Corporation's debtor-in-possession loan, not to exceed $50,000.

    The Corporation's management believes that further refinancings of the Corporation's existing secured indebtedness are unavailable, but that even if available they would not be sufficient to enable the Corporation to continue as a going concern, because of the overwhelming burden of existing debt and the Corporation's inability to make its required debt repayments in 1996. If the Corporation does not effect a financial restructuring and reorganization as contemplated under the prepackaged plan or is unable to arrange a transaction with a strategic investor, the Corporation will be forced to consider other available options, which may include the commencement or continuation of a Chapter 11 case without a preapproved plan. A nonprepackaged Chapter 11 case would likely be lengthier, involve more contested issues with creditors and other parties in interest, and result in significantly increased Chapter 11 expenses for professional consultants, a negative impact on cash flow due to lack of customer confidence resulting in a reduction in new contract awards, and a corresponding reduction in the consideration received by the Corporation's creditors and existing stockholders than would be the case with a prepackaged plan.

    Any recapitalization, including the proposed Recapitalization, if successful, will substantially dilute or eliminate the value of existing stockholders' and the securities class action claimants' interests. Under the terms of the Corporation's proposed Recapitalization the sole recovery for existing stockholders and the securities class action claimants (other than the cash settlement proceeds provided by the Corporation's insurers) would be represented by the proposed stock purchase warrants.

DEBT RESTRUCTURING

During 1995 and through March 31, 1996, the Corporation completed a number of divestiture transactions with respect to its numerous businesses and assets and received federal and state tax refunds, which provided aggregate cash proceeds of approximately $117,000 to fund operations and to repay obligations under the bridge loan facility. Despite these developments in the financial and operational restructuring of the Corporation, it became apparent to management in the first quarter of 1996 that the proceeds from divestitures and tax refunds would at most provide sufficient funds to meet the Corporation's bridge loan repayment obligation on March 31, 1996. Moreover, the Corporation had hoped that the divestiture of the Transit business and the restructuring of its bank facilities and the Transit bonding exposure accomplished during 1995 would allow the Corporation to attract new business and achieve positive operating results that would allow the Corporation to access the public debt or equity markets or to arrange an equity infusion from a strategic investor in 1996.

    On March 31, 1996, the Corporation and certain of its secured creditors agreed to amend certain terms and conditions of the bridge loan facility, which expired on March 31, 1996. The amendments to the bridge loan facility included, among other things, establishment of a new borrowing capacity of $47,500, and extension of its termination date to September 30, 1996. Outstanding borrowing under the amended bridge loan facility will be subject to interest at the prime rate plus one and one-half percent per annum (9.75% at March 31, 1996) due and payable on the last day of each month and on September 30, 1996. On April 2, 1996, as partial consideration for the extension of the bridge loan facility, the Corporation paid $14,427 interest on the antecedent debt that had been accrued and deferred from July 1, 1995 through March 31, 1996. Outstanding borrowings under the bridge loan facility as of the date of this Quarterly Report on Form 10-Q were $14,500. See Note 6. "Short-Term Debt"Note to Consolidated Financial Statements.

2. CHANGES IN BUSINESS

DISCONTINUED TRANSIT OPERATIONS AND REIMBURSEMENT OBLIGATIONS: On October 17, 1995, the Corporation reached an agreement to transfer substantially all of the assets, certain liabilities, all contract operations and management of Transit to Amerail. Amerail has managerial authority over its operations including the completion of all of the Transit contracts transferred to Amerail. The Corporation cannot exercise any control over the management of Amerail and the execution of the contracts transferred to Amerail. The Corporation has accounted for the disposition of Transit as a discontinued operation.

    In connection with the disposition of Transit, two new credit facilities were provided to Amerail, (i) an $80,000 facility guaranteed by the Corporation's bonding company to fund the non-Metra Contracts and (ii) a $65,000 revolving credit facility provided by the Metra Banks to fund the Metra Contract. The Corporation's reimbursement obligation to its bonding company for the surety's future losses on the Metra and non-Metra Contracts including the guarantee of the $80,000 facility is governed by the Transit Reimbursement Agreement. The agreement provides, among other things, that the Corporation's maximum reimbursement obligation to its bonding company for net cash losses of the Metra and non-Metra Contracts is $31,249. Such actual net cash losses of the bonding company were estimated to exceed the Corporation's maximum reimbursement obligation at March 31, 1996.

    The Corporation's reimbursement obligation to the Metra Banks, which are providing a standby letter of credit and revolving credit facility up to an aggregate commitment of $138,664 at April 30, 1996, includes the $65,000 revolving credit facility to fund the Metra Contract, is governed by the Metra Guaranty. The amount available under the standby letter of credit is reduced by a predetermined amount for each transit car delivered to and accepted by Metra.

    For purposes of estimating the Corporation's reimbursement obligation under the Metra Guaranty, the Corporation has assumed, among other things, (i) that the standby letter of credit is not drawn, if ever, prior to the reduction of the letter of credit to approximately $80,000, based on continued delivery by Amerail of transit cars under the Metra Contract, and (ii) that the Metra Banks do not increase their commitment to provide financing to Amerail for the Metra Contract beyond approximately $80,000. Although the completion of the Metra Contract by Amerail may require financing over and above such amount, the Corporation has assumed that such additional financing would be provided by the bonding company. Any such additional financing by the bonding company would be subject to the $31,249 maximum reimbursement obligation of the Corporation to the bonding company. However, if Amerail were to default under the Metra Contract prior to the reduction of the standby letter of credit to such amount and the letter of credit is drawn or the Metra Banks provide financing over and above such amount, then the reimbursement obligation of the Corporation under the Metra Guaranty could increase above the estimated amount.

    The Corporation's reimbursement obligation under the Transit Reimbursement Agreement is governed by a Distribution Agreement among the Corporation, the bonding company and the agent for the antecedent debt (the "Distribution Agreement"). Under the Distribution Agreement, the amount owing to the bonding company under the Transit Reimbursement Agreement becomes subject to a maximum of $31,249, and becomes payable 90 days after the date the last rail car is accepted by a transit agency which is estimated to be 1998. Prior to this date, however, the Distribution Agreement requires certain amounts to be placed in escrow for the benefit of the bonding company to cover such future payment of the ultimate amount owing under the Transit Reimbursement Agreement. These escrow requirements are tied to when (i) dispositions of assets are made requiring payments to be made on account of antecedent debt and (ii) payments are made on account of antecedent debt.

    The Corporation's reimbursement obligation under the Metra Guaranty (estimated at $80,195 at March 31, 1996) is subject to the terms and conditions of the Amended and Restated Override Agreement dated as of October 10, 1995 ("Override Agreement") governing the repayment of the remainder of the Corporation's antecedent debt. Optional and mandatory payments under the Override Agreement, in addition to repaying funded antecedent debt, are escrowed on account of the contingent Metra Guaranty repayment obligation and other contingent antecedent debt obligations until, among other things, such amount becomes fixed and liquidated.

    The Corporation's proposed Recapitalization contemplates a settlement of the Corporation's debt obligations with its secured creditors, which includes the discharge of estimated reimbursement obligations of its discontinued Transit operations through an exchange of a new issue of the Corporation's common stock, common stock representing its 65% ownership interest in MK Rail and $52,200 principal amount of its note receivable from MK Rail and other assets. Discontinued MK Rail Operations: In March 1995, the Corporation adopted a plan to dispose of its 65% ownership interest in MK Rail Corporation. Accordingly, the Corporation has accounted for the planned divestiture as a discontinued operation. In connection with its decision to dispose of MK Rail, the Corporation has recorded an estimated loss on disposition of its ownership interest in and note receivable from MK Rail based upon the best information available in the circumstances.

    Summary results of operations for the discontinued segment for the three months ended March 31, 1996 and 1995 follows:


RESULTS OF OPERATIONS                             (Unaudited)       (Unaudited)
THREE MONTHS ENDED MARCH 31,                        1996              1995
--------------------------------------------------------------------------------
Revenue                                           $69,655          $ 78,404
Operating income (loss)                             5,562            (1,351)
Net income (loss)                                   2,584            (8,162)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Corporation's share of net income (loss)          $ 1,680          $ (5,305)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The Corporation recognized its share of MK Rail's net income for the first quarter of 1996. However, in determining the estimated recovery value of its investment in and note receivable from MK Rail, the Corporation accrued an equivalent expected loss on disposition at March 31, 1996.

    The assets and liabilities of MK Rail have been segregated on the consolidated balance sheets atMarch 31, 1996 and December 31, 1995. Such amounts are summarized as follows:

                                                         (Unaudited)
                                                       March 31, 1996   December 31, 1995
-----------------------------------------------------------------------------------------
Cash and cash equivalents                               $  6,556            $  5,696
Accounts receivable and unbilled receivables              52,390              43,934
Inventories                                               95,188              99,459
Other current assets                                       2,923               2,903
Property and equipment, net                               61,463              61,587
Deferred income taxes                                     27,211              28,363
Goodwill and other intangibles, net                       30,564              31,575
Prepaid lease cost                                         6,973               7,182
Short-term and current portion of long-term debt         (51,930)            (60,825)
Accounts payable and accrued liabilities                 (48,999)            (51,780)
Advances from customers                                   (7,360)                 --
Debt due after one year                                  (10,031)             (7,198)
Other non-current liabilities                            (11,019)            (10,901)
Minority interests                                       (36,016)            (35,083)
Cumulative translation losses                              5,206               5,223
Accrual for estimated loss on disposal                   (51,119)            (48,135)
-----------------------------------------------------------------------------------------
Net assets of discontinued MK Rail operations           $ 72,000            $ 72,000
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

MK RAIL INTERCOMPANY AGREEMENTS: On June 15, 1995, the Corporation entered into an agreement with MK Rail regarding the amount of intercompany indebtedness owed by MK Rail to the Corporation and certain other matters. The agreement resulted in the Corporation reducing its receivable from MK Rail through a capital contribution of $29,500. The remaining balance of $52,200 was converted into a promissory note, with interest at the prime rate, due in 2000 with earlier repayments under certain default and change-of-interest conditions. The outstanding balance of the promissory note is due and payable in full upon the acquisition of all of the common stock or substantially all of the assets of MK Rail by a third party. The estimated loss on disposition of MK Rail recognized in the consolidated statements of operations includes the effects of this additional capital contribution to MK Rail and the adjustment to realized value upon the sale of MK Rail's promissory note subsequent to December 31, 1995. The Corporation, in connection with its proposed Recapitalization plan, has proposed to exchange the $52,200 principal amount of its MK Rail promissory note and accrued interest thereon, together with other consideration for the discharge of the Corporation's existing secured indebtedness.

3. DISPOSITIONS OF INVESTMENTS IN AFFILIATES AND OTHER ASSETS

DISPOSITIONS IN 1996

MCCONNELL DOWELL CORPORATION, LIMITED: In the first quarter of 1996, the Corporation sold its 62.8% ownership interest in MDC for $28,000 net cash proceeds and recognized a gain on disposal of $2,130. The Corporation, MDC and MDC's lender banks, as of the date of this Quarterly Report on Form 10-Q, are holding discussions concerning the banks release of the Corporation's financial guarantees amounting to $25,838 in support of MDC's contract performance obligations to its customers.

STRAIT CROSSING DEVELOPMENT, INC.: On March 29, 1996, the Corporation and the SCDI members reached an agreement in connection with the Corporation's withdrawal from the joint venture (the "withdrawal agreement") under which the Corporation, in exchange for being indemnified by SCDI members against liabilities relating to the project including contract performance guarantees and those outstanding liabilities or potential liabilities to the bonding companies and those under a bank-provided letter of credit, the Corporation agreed among other things, to transfer its $24,841 investment in the joint venture and its 36% ownership interest in SCDI, to the SCDI members, as well as assign to an SCDI member, as maker, the promissory note received as partial consideration for the sale of its 9% ownership interest in SCDI. The Corporation, further agreed to sell its title to and interest in certain marine equipment to the SCDI members.

    The Government of Canada has consented to the terms and conditions of the withdrawal agreement and has released the Corporation from its contract performance guarantee under the development agreement. The Corporation had fully provided for the divestiture of its investment in the joint venture and cancelation of its note receivable and accrued interest thereon at December 31, 1995. The Corporation recognized a gain of $4,831 in connection with the sale of its marine equipment to the SCDI members and its withdrawal from the SCDI joint venture in March 1996.

DISPOSITIONS IN 1995

SALE OF INVESTMENT IN MK GOLD COMPANY ("MK GOLD"): On June 6, 1995, the Corporation sold its 46.4% ownership interest in MKGold for $22,500 cash. As a condition to the purchase of the shares, the buyer acquired MKGold's $20,000 bank credit facility and released the Corporation from its guarantee obligations under the facility. The Corporation recognized a loss on disposal of $9,256.

MK INVESTMENTS, INC. (NORTH PACIFIC CONSTRUCTION OPERATIONS)("MKI"): Based on preliminary negotiations with a prospective buyer of the Corporation's North Pacific construction operations the Corporation recognized a provision of $7,554 to write-down the carrying amount of its 100% ownership interest in MKI to its estimated recovery value. In September 1995, the Corporation completed the sale of certain MKI net assets and operations for $17,100 cash.

SALE OF MORRISON KNUDSEN DEPOT ("DEPOT"): Based on an indicative offer by the City of Boise to buy the Depot the Corporation wrote-down its carrying amount by $3,209. In December 1995, the Corporation completed the sale of the Depot for $1,500 cash, payable in three equal installments ending June 1996.

4. CONSTRUCTION JOINT VENTURES

The Corporation has from time to time entered into a number of partnership arrangements with other contractors commonly referred to as "joint ventures". Construction joint ventures frequently have a short life span, since they are designed and created for the sole purpose of bidding on, negotiating for, and completing one specific project and are liquidated when the project is completed. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability of the following summary financial information between periods may not be meaningful. The following table pre-sents summarized financial information of the construction joint ventures on a combined 100 percent basis at March 31, 1996 and December 31, 1995 and for the three months in the periods ended March 31, 1996 and 1995.

                                                                             (Unaudited)
FINANCIAL POSITION AT                                                      MARCH 31, 1996      DECEMBER 31, 1995
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                   $ 27,996              $  49,781
Other current assets                                                          62,230                 65,781
Non-current assets                                                                --                 22,112
Property and equipment, net                                                    2,034                 67,038
Advances from customers                                                      (16,051)               (16,197)
Other current liabilities                                                    (50,753)              (161,066)
----------------------------------------------------------------------------------------------------------------
NET ASSETS                                                                  $ 25,456              $  27,449
----------------------------------------------------------------------------------------------------------------

Corporation's investments in and advances to construction joint ventures    $ 16,998              $  15,186
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS                                                       (Unaudited)            (Unaudited)
THREE MONTHS ENDED MARCH 31,                                                   1996                   1995
----------------------------------------------------------------------------------------------------------------
Combined joint ventures, net
  Revenue                                                                  $ 126,489              $ 218,089
  Cost of revenue                                                           (104,686)              (210,317)
Operating income                                                           $  21,803              $   7,772
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Corporation's share, net
  Revenue                                                                   $ 24,821               $ 68,496
  Cost of revenue                                                            (22,011)               (65,283)
----------------------------------------------------------------------------------------------------------------
Operating income                                                            $  2,810               $  3,213
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

The following table presents summarized financial information of the unconsolidated affiliated companies accounted for by the equity method on a combined 100 percent basis at March 31, 1996 and December 31, 1995 and for the three months in the periods ended March 31, 1996 and 1995. Amounts for all periods presented include the accounts of the following individually significant investees (the Corporation's ownership interests therein are shown parenthetically): AmerBank (29.5%); Westmoreland Resources, Inc. (24%), Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG mbH") (33%) and McConnell Dowell Corporation, Limited ("MDC") (62.8%) until its disposition in March 1996.

    Because of the Corporation's decision to dispose of its ownership interest in AmerBank the carrying amount of its investment therein is reflected in the accompanying balance sheets at March 31, 1996 and December 31, 1995 under the caption "Investments in Unconsolidated Affiliates Held for Sale". The carrying amount of the Corporation's 29.5% ownership interest in AmerBank at March 31, 1996 was $5,389 and was less than the fair market value of AmerBank's publicly traded stock, based on published market prices at March 31, 1996.

                                                                                 (Unaudited)
FINANCIAL POSITION AT                                                          MARCH 31, 1996           DECEMBER 31, 1995
-------------------------------------------------------------------------------------------------------------------------
Current assets                                                                  $ 506,820                $ 618,701
Non-current assets                                                                738,160                  754,462
Current liabilities                                                              (183,740)                (274,537)
Long-term debt                                                                   (255,059)                (211,331)
Other non-current liabilities                                                    (614,458)                (665,662)
-------------------------------------------------------------------------------------------------------------------------
NET ASSETS                                                                      $ 191,723                $ 221,633
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Corporation's investments in and advances to unconsolidated affiliates          $  54,093                $  51,031
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS                                             (Unaudited)    (Unaudited)
THREE MONTHS ENDED MARCH 31,                                         1996           1995
--------------------------------------------------------------------------------------------
Revenue                                                           $217,579       $197,871
Operating income                                                    11,682         20,563
Net income                                                           9,010         28,823
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Corporation's equity in net income of unconsolidated affiliates   $  3,241       $ 11,947
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

    The Corporation's equity in the net income of unconsolidated affiliates of $11,947 for the three months ended March 31, 1995 includes its $8,005 proportionate share of MDC's net income. Because of the Corporation's decision to sell its ownership interest in MDC, the Corporation has accounted for its investment in MDC during 1995 by the equity method. In the first quarter of 1996, the Corporation sold its 62.8% ownership interest in MDC. See Note 3. "Dispositions of Investments in Affiliates and Other Assets."

6. SHORT-TERM DEBT

Short-term debt at March 31, 1996 and December 31, 1995 consisted of the following:

                                                              (Unaudited)
                                                            MARCH 31, 1996     DECEMBER 31, 1995
------------------------------------------------------------------------------------------------
Antecedent debt, interest rates of 8.25% and 8.5% at
  March 31, 1996 and 8.5% at December 31, 1995               $213,344              $213,344
Bridge loan, interest rate of 11.5%
  at December 31, 1995                                             --                37,882
------------------------------------------------------------------------------------------------
Total short-term debt                                        $213,344              $251,226
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

    The weighted average interest rates on short-term borrowings outstanding at March 31, 1996 and December 31, 1995 were 8.25% and 9.0%, respectively.

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

    Under the restructuring agreements, the antecedent debt was secured by security interests and mortgages on substantially all of the assets of the Corporation and certain of its subsidiaries. The restructuring agreements permit the deferral of principal payments on the antecedent debt from July 1, 1995 until December 31, 1996, except, the Corporation is required to repay $100,000 on September 30, 1996 plus interest and periodic bank fees accrued to that date. Outstanding borrowings under the antecedent debt bear interest at the prime rate (8.25% at March 31, 1996). Interest accrued on outstanding borrowings after July 1, 1995, was allowed to be deferred and paid in six equal monthly installments, together with accrued interest thereon at the prime rate on the unpaid interest, commencing April 30, 1996 unless repaid with optional principal prepayments. The Corporation had deferred $14,427 of accrued interest payable on antecedent debt from July 1, 1995 in the accompanying consolidated balance sheet at March 31, 1996. On April 2, 1996, as partial consideration for the extension of the bridge loan facility the Corporation paid the $14,427 interest, which funds were drawn from the bridge loan facility. Outstanding borrowings under the bridge loan facility as of the date of this Quarterly Report on Form 10-Q were $14,500.

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

7. LEGAL PROCEEDINGS

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

    Settlement discussions have been held among the Corporation, MK Rail, certain of their respective present and former officers and directors, their insurance carriers, the underwriting defendants and plaintiffs with respect to all of the pending cases except Pilarczyk. These discussions have resulted in agreements to settle the MK Securities Class Actions, the MK Rail Securities Class Actions, the Derivative Actions, the Touchstone Actions and the Clark Action.

    The settlements, other than that of the Touchstone, Inc. Actions, and the Clark Action must be submitted to, and approved by, the courts presiding over the various cases. That process is ongoing and, as of this date, stands as follows:

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

    The settlement of the MK Rail Securities Class Actions was approved on March 29, 1996 by the United States District Court for the District of Idaho, subject to appeal for a period of 30 days following March 29, 1996. No appeal was filed. A court-approved settlement fund was established and the Corporation deposited a share certificate for 869,231 shares of its common stock into such fund after the settlement was approved. The issuance of the common stock represented by such certificate and the transfer of the settlement proceeds to the control of the plaintiffs is subject to the entry of a final nonappealable judgment approving the settlement of the "Double Derivative Action". The effectiveness of the settlement of the MK Rail Securities Class Actions is not, however, subject to the final judicial approval of the settlements in the MK Securities Class Actions or the MK Derivative Actions.

    The settlements of the MK Derivative Actions has been submitted for approval by the Delaware Chancery Court and the Idaho District Court for Ada County. In connection with the settlements of the MK Derivative Actions, the Corporation reached an agreement with the Corporation's former chairman with respect to his severance benefits, including pension rights, to which the plaintiffs do not object. The settlement of the MK Derivative Actions was approved on April 15, 1996 by the Delaware Court of Chancery. A hearing has been scheduled for May 21, 1996 before the Idaho District Court. If approved by final orders of the Delaware Chancery Court and the Idaho District Court that become final and nonappealable the settlement proceeds from the MK Derivative Actions (less attorneys' fees and expenses) will be transferred to the control of the settlement fund in the MK Securities Class Actions and, thus, the effectiveness of the settlement is subject to certain conditions, including the entry of final, nonappealable judgments approving the settlements in the MK Securities Class Actions (which condition has been satisfied), the MK Rail Securities Class Actions (which condition has been satisfied) and the Double Derivative Action asserted on behalf of MK Rail.

    Settlement of the Double Derivative Action asserted on behalf of MK Rail was reached on March 4, 1996. A hearing with respect to such approval has been set for May 21, 1996. The Corporation has no monetary or other obligations under the settlement of the actions resulting from the Double Derivative Action. However, $4,500 in the reduction of intercompany debt owed by MK Rail to the Corporation is attributable to the settlement of the Double Derivative Action, the MK Securities Class Actions and the MK Rail Securities Class Actions. The effectiveness of the settlement is conditioned upon a judgment by the Idaho Court approving the settlement that becomes final and nonappealable and approval of the settlement in the MK Rail Securities Class Actions (which condition has been satisfied).

    The settlement terms will require the Corporation, as its share of the settlements, to (i) issue 2,976,923 shares of common stock in settlement of the MK Securities Class Actions; and (ii) issue 869,231 shares of common stock in settlement of the MK Rail Securities Class Actions. Under the Corporation's Recapitalization plan and the Washington agreement, plaintiffs in the MK Securities Class Actions and MK Rail Securities Class Actions would be entitled to receive a pro-rata share of the proposed stock purchase warrants. The settlement of the Derivative Actions requires the implementation of certain "therapeutic measures"with respect to corporate governance. The Corporation's insurance carriers have paid $35,000 on behalf of the individual defendants in the MK Securities Class Actions and the Derivative Actions, and MK Rail's insurance carrier has paid $6,000 into a settlement fund created in connection with the settlement of the MK Rail Securities Class Actions.

    The Touchstone, Inc. Actions have been settled and notices of voluntary dismissal with prejudice were filed on January 16, 1996. Under the terms of the settlement, the Corporation paid $425 to the plaintiffs, paid the plaintiffs their actual out-of-pocket fees and costs in the amount of $146 in April 1996, and agreed to pay the difference, if any, between $5,250 and the sum of all proceeds received by the plaintiffs as members of the class from the settlement of the MK Securities Class Actions.

    The Clark Action has been settled in principle and it is expected that a definitive Settlement Agreement will be executed by all parties no later than May 15, 1996. Under the terms of the Settlement the plaintiffs will be paid $275 (which will be provided by the Corporation's insurer) and, in addition to the exchange of general releases, the plaintiffs will be specifically released from their obligations pursuant to a Deposit Escrow Agreement plaintiffs entered into for the benefit of the Corporation. On May 8, 1996, the court entered an order dismissing the case with prejudice, with leave to refile for thirty-five days in the event that a settlement is not consummated.

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

8. COMMITMENTS AND CONTINGENCIES

The Corporation has commitments and performance guarantees arising from engineering and construction contracts including those of its construction joint ventures. The Corporation is self insured for workers' compensation, automobile, general liability and third party errors and omissions. The Corporation has insurance agreements with insurers for losses in excess of self-insured limits.

CF SYSTEMS: In 1990, the Corporation acquired CF Systems, which had developed a solvent-extraction technology. The Corporation's investment in CF Systems, was $2,862 at March 31, 1996 and $4,844 at December 31, 1995.

    In March 1995, the Corporation was awarded a $26,700 fixed-price contract by the Texas Natural Resource Conservation Commission ("TNRCC") for remediation of contaminated soil at a Superfund Site in Texas. Among other provisions, the contract will require CF Systems to (i) front-end (design, procure, fabricate, assemble and start-up) an on-site solvent-extraction facility and (ii) provide a guarantee in the form of a letter of credit for the estimated front-end costs of $13,600. TNRCC will make periodic payments to CF Systems for the front-end costs, until completion of the start-up phase in August 1996, up to a maximum of $13,600. CF Systems has billed and received $5,752 of front-end costs at March 31, 1996. If the completed facility is successful in meeting certain specified performance criteria at the end of the start-up phase, CF Systems will proceed to the operations phase and complete the contract. If CF Systems does not meet the performance criteria, such failure will be grounds for termination and TNRCC would recover the front-end costs from the Corporation. After revision of the estimated costs to complete the design, fabrication and erection of the solvent-extraction facility, among other things, a $2,000 provision for anticipated loss was recorded in March 1996 to reflect estimated contract completion costs in excess of contract revenue.

DISCONTINUED SHIPBUILDING AND REAL ESTATE DEVELOPMENT OPERATIONS: In April 1989, the Corporation sold its ownership interest in National Steel and Shipbuilding Company ("NASSCO") and in June 1994, the Corporation renegotiated and amended the April 1989 sale agreement with NASSCO. Under the terms of the amended agreement the Corporation agreed to provide NASSCO a $21,000 credit facility. The Corporation's commitment to provide the $21,000 credit facility will ter-minate concurrently with the delivery and acceptance by the U.S. Navy of the last NASSCO-built ship in a multiple-ship contract. The U.S. Navy and NASSCO, as of the date of this Quarterly Report on Form 10-Q, are negotiating the acceptance date of such ship, which is expected to occur on or before May 31, 1996. Prior to the third quarter of 1995, the Corporation also guaranteed a stand-alone bank credit facility for NASSCO. In the third quarter of 1995, NASSCO negotiated a stand-alone bank credit facility without a Corporation guarantee.

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

    At March 31, 1996, the Corporation was liable for $11,928 of secured bank loans due June 30, 1996 in connection with commercial real estate operations of its Emkay Development Company, Inc. subsidiary, discontinued in 1987. Net liabilities of the discontinued real estate operations were included in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995 under the caption "Other Accrued Liabilities".

                                                                      (Unaudited)
FINANCIAL POSITION AT                                                MARCH 31, 1996      DECEMBER 31, 1995
----------------------------------------------------------------------------------------------------------
Real estate assets held for sale                                       $  8,388              $ 11,928
Other assets and liabilities, net                                           267                   318
Secured term bank loans, due June 30, 1996, interest rate of 8.75%
  at March 31, 1996 and December 31, 1995                               (11,928)              (15,519)
----------------------------------------------------------------------------------------------------------
Net liabilities                                                        $ (3,273)             $ (3,273)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

LETTERS OF CREDIT: At March 31, 1996 the Corporation was contingently liable, in the normal course of business, for $81,419 related to letters of credit under contract performance obligations to customers not reflected in the balance sheet at March 31, 1996. Of this aggregate amount, $20,378 in letters of credit were for contract performance obligations to customers of its discontinued MK Rail and Transit operations and $25,838 in letters of credit in support of contract performance obligations to customers of MDC. In the first quarter of 1996, the Corporation sold its 62.8% ownership interest in MDC. The Corporation and MDC's lender banks, as of the date of this Quarterly Report on Form 10-Q, are holding discussions concerning the banks release of the Corporation's financial guarantees.

    In addition, at March 31, 1996, the Corporation had provided guarantees for $61,505 in letters of credit issued by third parties, in connection with Amerail's performance of the Metra Contract. In addition, the Corporation was contingently liable for $14,563 related to letters of credit to meet the reinsurance requirements of the Corporation's captive insurance subsidiary. The credit risk is mitigated by the insurance subsidiary's portfolio of high quality investments ($27,256 fair value at March 31, 1996) used to collateralize the letters of credit.

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

9. SUBSEQUENT EVENTS

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

    Under the 1995 severance plan, covered employees who are involuntarily terminated (without cause) after the occurrence of (i) a change in control of the covered employee's division, (ii) a bankruptcy filing, or (iii) a change in any consecutive two year period of a majority of the directors (unless each new director was approved by a vote of two-thirds of the remaining directors), will receive cash awards ranging from four to nine months of annual base salary. The severance plan terminates on the confirmation of any Chapter 11 plan concerning the Corporation or July 1, 1996 provided that no triggering event has occurred. The 1996 severance plan is substantially similar to the 1995 severance plan but, provides covered employees with severance benefits if they are involuntarily terminated (without cause) between April 10, 1996 and December 31, 1997. Covered employees for the purposes of the 1996 severance plan are employees who elect to postpone payment of their cash award under the retention plan until after July 1, 1996. The estimated liability for retention plan awards of $4,357 was included in the accompanying consolidated balance sheet at March 31, 1996 under the caption "Other Accrued Liabilities". Minimum and maximum cash awards under the retention plan are estimated to be $5,200 and $6,900, respectively.

REORGANIZATION BONUS: On April 2, 1996, the compensation committee of the Board of Directors awarded to certain key employees cash bonuses totaling $1,115, payment of which is conditioned upon the successful reorganization of the Corporation.

NEW BOISE OFFICE LEASE AGREEMENT: In May 1996, the Corporation and its Boise office landlord agreed in principle to, among other things, cancellation of the existing lease with a remaining term of approximately 19 years, execution of a new lease agreement with lower periodic rent and an initial term of seven years and certain tenant and landlord improvements, subject to, among other things, approval by the Corporation's secured creditors of the landlord's rejection damages claim of approximately $13,000 as an impaired claim against the Corporation pursuant to its Recapitalization under Chapter 11 of the United States Bankruptcy Code.

ACQUISITION AGREEMENT: On May 16, 1996, the Corporation and Washington Construction Group, Inc. ("Washington") reached a preliminary non-binding agreement in principle (the "agreement") as to the economic terms of the merger of the Corporation with and into Washington subject to the successful negotiation and execution of a definitive agreement and the successful completion of the Corporation's proposed Recapitalization, among other things.

    Under the terms of the agreement, Washington would (i) issue shares of common stock representing 45% of the combined companies (estimated to be 24.1 million shares) and pay $13,300 cash to the holders of certain claims set forth in the Corporation's proposed Recapitalization plan and (ii) issue warrants to purchase an aggregate of 2,765,000 shares of new common stock of the combined companies at an exercise price of $12.00 per share for a term of five years in exchange for all of the outstanding shares of the Corporation's common stock.

    In the event the Corporation fails to proceed with the proposed Recapitalization or agrees, following termination of the agreement, to sell a majority of its stock or any of its principal operating businesses to a party other than Washington and in either event, Washington was not in default of its obligations under the agreement, the Corporation would be liable for a break-up fee in the maximum amount of $12,000 plus certain out-of-pocket expenses of Washington not to exceed $1,000. In connection with its Recapitalization plan, Washington would pay in full the Corporation's debtor-in-possession loan, not to exceed $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995


                                                                             (Millions of dollars)
                                                                            QUARTER ENDED MARCH 31,
                                                                     -------------------------------------
                                                                          1996                   1995
Revenue                                                                 $324.2                 $366.5
Operating income from continuing operations                               14.7                    5.0
General and administrative expenses                                      (13.5)                 (10.6)
Interest expense                                                          (5.2)                  (5.4)
Equity in net income of unconsolidated affiliates                          3.2                   11.9
Gain (loss) on disposition of investments in affiliates, net               2.1                  (20.0)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

REVENUE: Revenue from continuing operations for the first quarter of 1996 was $324.2 million, a decrease of $42.3 million compared to $366.5 million for comparable period of 1995. The decrease was primarily due to (i) the sale in September 1995 of certain net assets and operations of the Corporation's North Pacific construction operations with revenues of $36.1 million in the first quarter of 1995 and (ii) the execution and completion of a number of heavy civil construction contracts, principally for public works, with revenues of approximately $16.0 million in the first quarter of 1995.

OPERATING INCOME: Operating income from continuing operations for the first quarter of 1996 was $14.7 million, an increase of $9.7 million compared to $5.0 million for the comparable period of 1995. Operating income of all of the Corporation's business units increased for the first quarter of 1996 compared to the comparable period of 1995, after recognition in each of the periods of a number of unusual items described below. In addition, the Corporation's wholly-owned German subsidiary recognized approximately $2.0 million of mining services fees earned in the first quarter of 1996 in connection with its mining services contract with MIBRAG mbH. Because of restrictions on repatriation of funds pursuant to the terms of the MIBRAG mbH purchase agreement the Corporation did not recognize any mining services fees in the first quarter of 1995. Operating income from continuing operations for the first quarter of 1996 was affected by the recognition of a number of unusual items, the net result of which was to decrease operating income by $.8 million and included $6.8 million of provisions for anticipated losses on a number of fixed-price contracts substantially offset by the recognition of a $4.8 million gain in connection with the sale of marine equipment to SCDI members and the Corporation's withdrawal from the SCDI joint venture, and $1.2 million of additional revenue from a negotiated claim settlement of a contract completed in a prior period.

    Operating income from continuing operations for the first quarter of 1995 was also affected by the recognition of a number of unusual items, the net result of which was to increase operating income by $2.2 million and included $3.3 million in additional revenue from a negotiated claim settlement partially offset by a $1.1 million increase in legal costs and expenses in connection with the Corporation's pursuit of additional claim revenues.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the first quarter of 1996 were $13.5 million, an increase of $2.9 million compared to $10.6 million for the comparable period of 1995 principally due to a $3.1 million decrease in costs and expenses allocated to cost of revenue in the first quarter of 1996 compared to the comparable period of 1995.

INTEREST EXPENSE: Interest expense for the first quarter of 1996 was $5.2 million, a slight decrease of $.2 million compared to $5.4 million for the comparable period of 1995. The decrease was the result of lower average outstanding borrowings in 1996 of $236.3 million with an effective weighted average interest rate of 8.6% compared to average outstanding borrowings in 1995 of $324.3 million with an effective weighted average interest rate of 8.4%.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED AFFILIATES: The Corporation's share of unconsolidated affiliates' income for the first quarter of 1996 was $3.2 million, a decrease of $8.7 million compared to $11.9 million for the comparable period of 1995. The Corporation's equity in the net income of MDC in the first quarter of 1996 was $.9 million compared to $8.0 million in the comparable period of 1995, which included the Corporation's $6.3 million share of MDC's non-recurring gain from the sale of a subsidiary. In addition, the Corporation's equity in the net income of MIBRAG mbH in the first quarter of 1996 was $2.2 million or $1.9 million less than the comparable period of 1995 principally due to the renegotiation of long-term coal supply contracts. In consideration for customer's agreements to extend certain coal supply contracts, MIBRAG mbH agreed to a reduction in the unit price of the coal.

DISPOSITION OF INVESTMENTS IN AFFILIATES AND OTHER ASSETS: The $2.1 million gain on disposition of investments in affiliates for the first quarter of 1996 stems from the Corporation's sale of its 62.8% ownership interest in MDC.

    The $20.0 million loss on disposition of investments in affiliates and other assets for the first quarter of 1995 consisted of a $9.3 million loss on the Corporation's sale in June 1995 of its remaining ownership interest in MK Gold Company, a loss provision of $7.5 million to write-down the carrying amount of its investment in MK Investments, Inc. (North Pacific construction operations) and a $3.2 million loss provision to write-down the carrying amount of the Morrison Knudsen Depot. See Note 3. "Dispositions of Investments in Affiliates and Other Assets".

INCOME TAX EXPENSES: The Corporation recognized tax expense for the first quarter of 1996 and 1995 of $1.1 million and $.5 million, respectively, consisting only of estimated foreign and state income taxes relating to certain jurisdictions in which the Corporation had net taxable income. The Corporation provided federal tax expense on income from continuing operations in 1996, however this provision was offset by the reversal of an equal amount of the valuation allowance established in prior periods. The Corporation did not provide a federal tax benefit in 1995 because of the substantial doubt of realization due to the uncertainty of the outcome of the Corporation's proposed Recapitalization plan, among other things.

DISCONTINUED OPERATIONS: In connection with its decision to dispose of MK Rail in March 1995 and the disposition of Transit, effective June 1995, the Corporation recorded an aggregate loss from discontinued operations of $31.7 million, without providing any future tax benefit. The loss includes (i) a $25.5 million write-down of the Corporation's carrying value of its investment in MK Rail to estimated net realizable value based upon the best information available in the circumstances, (ii) an estimated $5.9 million provision for the Corporation's share of MK Rail's net operating loss of $5.3 million for the three months ended March 31, 1995 and estimated net operating loss until the expected time of disposal and (iii) $.3 million loss from Transit's operations for the three months ended March 31, 1995.

FINANCIAL CONDITION


Liquidity and capital resources (THOUSANDS OF DOLLARS)                    MARCH 31,
                                                                   1996                1995
                                                              ---------------------------------
CASH AND CASH EQUIVALENTS:
  Beginning of period                                          $ 63,086           $  66,864
  End of period                                                  78,638              77,082
TOTAL DEBT, including accrued interest on antecedent
  debt of $14,427 and $9,320, respectively                      339,216             371,990


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ---------------------------------
                                                                   1996                1995
NET CASH PROVIDED (USED) BY:
  Operating activities                                         $ 27,429           $ (70,074)
  Investing activities                                           26,005              10,240
  Financing activities                                          (37,882)            110,967

    Total capitalization at March 31, 1996 was $145.8 million, and consisted of $339.2 million debt and $193.4 million stockholders' deficiency compared to total capitalization at December 31, 1995 of $178.3 million, which consisted of $372.0 million debt and $193.7 million stockholders' deficiency.

    The Corporation was able to generate internal cash flow from operations in the first quarter of 1996 principally from the collection of accounts receivable and receipt of $21.3 million of income tax refunds. In addition, the Corporation received gross proceeds of $29.3 million from the sale of MDC and the Depot. The combined cash from operating and investing activities and tax refunds in the first quarter of 1996 enabled the Corporation to repay the $37.9 million of outstanding borrowings under its bridge loan and increase its consolidated cash balance at March 31, 1996 by $15.6 million. On April 2, 1996, as partial consideration for the extension of the bridge loan facility, the Corporation was paid the $14.4 million deferred interest on its antecedent debt with funds drawn from the loan facility. Outstanding borrowings under the bridge loan facility as of the date of this Quarterly Report on Form 10-Q were $14.5 million.


    Net cash used by continuing operations in the first quarter of 1995 of $70.1 million consisted of an increase in accounts receivable at March 31, 1995 of $60.0 million. These accounts receivable were sold at December 31, 1994, cancelled effective March 31, 1995, and subsequently absorbed into the new bank credit facility on April 11, 1995. In addition, approximately $24.0 million of cash was used to fund cost overruns on a number of fixed-price contracts. Net cash provided by investing activities in the first quarter of 1995 of $10.2 million arose substantially from the $8.2 million net proceeds from sales less purchases of securities available for sale and $2.4 million from sales of property, equipment and other assets. See Note 3. "Disposition of Investments in Affiliates and Other Assets". Net cash provided by financing activities in the first quarter of 1995 of $111.0 million included $117.1 million additional borrowings under bank credit agreements less the cash payment of the fourth quarter 1994 dividend of $6.1 million.

LIQUIDITY

The Corporation expects negative cash flows from operations for 1996. Cash flows in 1996 will be negatively impacted by general and administrative costs and expenses in connection with its proposed recapitalization plan and stockholders' litigation, the required funding for the remainder of its fixed-price construction contract losses recognized in 1994, 1995 and 1996 and its continuing debt service. On April 2, 1996, as partial consideration for the extension of the bridge loan facility from March 31, 1996 to September 31, 1996 the Corporation paid $14.4 million interest on the antecedent debt that had been accrued and deferred from July 1, 1995 through March 31, 1996. The Corporation's repayment obligations on existing indebtedness, after having paid the outstanding balance of the bridge loan on March 29, 1996, include (i) repayment of $100.0 million of antecedent debt on September 30, 1996, (ii) repayment of the $113.3 million balance of the antecedent debt on December 31, 1996, and
(iii) the additional amounts required to be escrowed in connection with its Transit reimbursement obligations for the benefit of the bonding company and Metra Banks on such dates and to ultimately fund the remaining $31.2 million reimbursement obligation to the bonding company and the estimated amount owing on the Metra Guaranty, currently $80.2 million at March 31, 1996. Even if the Corporation has sufficient liquidity to meet its obligations prior to the maturity of its antecedent debt, the Corporation believes that further refinancings of its existing indebtedness would not be sufficient to enable the Corporation to continue as a going concern. The Corporation further believes that cash generated from operations and the proceeds from the sale of its remaining investment held for sale will not be sufficient to meet its existing antecedent debt obligations and the required escrow payments under the Transit reimbursement obligations in 1996.

    On March 29, 1996, the Corporation paid the outstanding balance owing under its bridge loan facility. On March 31, 1996, the Corporation and certain of its secured creditors agreed to amend certain terms and conditions of the bridge loan facility, which expired on March 31, 1996. The amendments to the bridge loan facility included, among other things, establishment of a new borrowing capacity of $47.5 million, and extension of its termination date to September 30, 1996. Outstanding borrowing under the amended bridge loan facility will be subject to interest at the prime rate plus one and one-half percent per annum (9.75% at March 31, 1996) due and payable on the last day of each month and on September 30, 1996. On April 2, 1996, as partial consideration for the extension of the bridge loan facility, the Corporation paid $14.4 million interest on the antecedent debt that had been accrued and deferred from July 1, 1995 through March 31, 1996, which funds were drawn from the extended bridge loan facility. See Note 6. "Short-Term Debt - New and Amended Credit Facilities"to the Consolidated Financial Statements.

    The Corporation, which has been experiencing significant operating losses and is facing severe liquidity problems, has been discussing with certain of its secured and unsecured creditors, including holders of the Corporation's existing secured indebtedness, its bonding company, lessors in connection with certain long-term, noncancelable leases, and representatives of potential investors, alternatives to reduce or liquidate the Corporation's current and future financial debt obligations to permit the continuation of the Corporation as a going concern. These alternatives included, among other things, a number of remedies available to the Corporation, the goal of which is to alleviate the problems caused by the Corporation's excessive debt levels, debt service and certain long-term lease payment obligations, to enable the Corporation to continue to implement its revised business strategy and to help assure the Corporation's long-term viability. For that purpose, the Corporation initially presented a proposed recapitalization plan (the "Recapitalization") to certain of its secured creditors at a meeting held in February 1996, and has continued to discuss the terms of the Recapitalization with those secured creditors. Pursuant to the Recapitalization, the Corporation would exchange its existing secured indebtedness consisting of its antecedent debt and Transit reimbursement obligations and certain long-term lease obligations for a new issue of the Corporation's common stock (which initially will represent all of the outstanding common stock of the Corporation) and common stock of MK Rail representing the Corporation's 65% ownership interest in MK Rail, the Corporation's $52.2 million principal amount of its note receivable from MK Rail with interest at the prime rate (8.25% at March 31, 1996) and certain other assets. Existing stockholders and the Securities Class Actions claimants would receive new common stock purchase warrants in exchange for all the outstanding shares of common stock and all the shares of common stock to be issued by the Corporation in settlement of the MK Securities Class Actions and MK Rail Securities Class Actions. The Recapitalization contemplated effecting the exchange through a partial prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code (prepackaged plan). The objective of a prepackaged plan under Chapter 11 would be to allow the Corporation to achieve its objectives without unanimous approval of its creditors in the shortest time possible and continue to resume operations in its recapitalized form without the full burden of debt that existed prior to the bankruptcy proceedings.

    On April 15, 1996, the Corporation solicited acceptances of its Recapitalization from its impaired creditors (holders of the Corporation's existing secured indebtedness) and requested its impaired creditors to return their completed ballots no later than 5:00 p.m. Eastern Daylight time on May 24, 1996. The Recapitalization, through the prepackaged plan is designed to substantially reduce the Corporation's secured debt obligations, lessen the risk of a protracted Chapter 11 proceedings which would significantly impact the Corporation's business and create a capital structure that allows the Corporation to continue in operation and maintain and enhance its competitive position. In addition, management anticipates that the proposed prepackaged plan would also allow management to concentrate more of its time on improving the Corporation's business opportunities, rather than on managing its debt obligations.

    As of the date of this Quarterly Report on Form 10-Q, the Corporation has not reached final agreement with its secured creditors. The final form or results of a restructuring cannot be predicted, and there can be no assurance that a restructuring can be accomplished through a prepackaged plan. Any such restructuring, if successful, would substantially dilute or eliminate the value of existing stockholders' interests. If the Corporation is unable to effect a prepackaged plan, the Corporation will be forced to evaluate other available options, which may include the commencement or continuation of a Chapter 11 case without a preapproved plan. A nonprepackaged Chapter 11 case would likely be lengthier, involve more contested issues with creditors and other parties in interest, and result in significantly increased Chapter 11 expenses for professional consultants, a negative impact on cash flow due to lack of customer confidence resulting in reduction in new contract awards, and a corresponding reduction in the consideration received by the Corporation's secured creditors and existing stockholders than would be the case with a prepackaged plan.

    The Corporation's financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed herein, the
Corporation: had substantial losses and negative cash flow from operations in 1994 and 1995, which significantly reduced stockholders' equity and resulted in a substantial accumulated deficit and working capital deficiency at March 31, 1996; and does not expect to be able to make its required debt repayments in 1996. Thus, unless the Corporation is able to effect the Recapitalization or arrange a transaction with a strategic investor, these conditions raise substantial doubt about the Corporation's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    On May 16, 1996, the Corporation and Washington Construction Group, Inc. ("Washington") reached a preliminary non-binding agreement in principle (the "agreement") as to the economic terms of the merger of the Corporation with and into Washington subject to the successful negotiation and execution of a definitive agreement and the successful completion of the Corporation's proposed Recapitalization, among other things.

    Under the terms of the agreement, Washington would (i) issue shares of common stock representing 45% of the combined companies (estimated to be 24.1 million shares) and pay $13.3 million cash to the holders of certain claims set forth in the Corporation's proposed Recapitalization plan and (ii) issue warrants to purchase an aggregate of 2,765,000 shares of new common stock of the combined companies at an exercise price of $12.00 per share for a term of five years in exchange for all of the outstanding shares of the Corporation's common stock.

    In the event the Corporation fails to proceed with the proposed Recapitalization or agrees, following termination of the agreement, to sell a majority of its stock or any of its principal operating businesses to a party other than Washington and in either event, Washington was not in default of its obligations under the agreement, the Corporation would be liable for a break-up fee in the maximum amount of $12.0 million plus certain out-of-pocket expenses of Washington not to exceed $1.0 million. In connection with its Recapitalization plan, Washington would pay in full the Corporation's debtor-in-possession loan, not to exceed $50.0 million.

NEW BUSINESS AND BACKLOG

NEW BUSINESS: The Corporation booked new business of $111.1 million in the first quarter of 1996 compared to $53.0 million in the last quarter of 1995. New business consists of new engineering, construction, environmental and mining services contracts and changes to existing contracts.

BACKLOG: Backlog of all uncompleted contracts at March 31, 1996 was $3,651.3 million, compared with $3,864.4 million at year-end 1995. Backlog consists of uncompleted portions of engineering and construction contracts, including the proportionate share of construction joint-venture contracts, the next five-year portion of long-term mining services contracts and the funded and unfunded portions of long-term contracts and subcontracts with various agencies of the U.S. Government. The Corporation has a number of contracts and subcontracts with various agencies of the U.S. Government principally for environmental remediation and restoration work, which contracts extend beyond one year and for which government funding has not yet been approved. Contracts and subcontracts with agencies of the U.S. Government are sub-ject to unilateral termination at the option of the U.S. Government. The Corporation does not expect any material portion of its government contracting business to be terminated.

    The following table sets forth the contract revenue backlog (in thousands of dollars) at March 31, 1996 and December 31, 1995 and the new business booked in each of the quarters ended March 31, 1996 and December 31, 1995.

               DECEMBER 31, 1995               MARCH 31, 1996
             NEW BUSINESS   BACKLOG        NEW BUSINESS   BACKLOG
           ----------------------------  ----------------------------
               $53,000     $3,864,400        $111,100    $3,651,300

    The Corporation's business is being adversely affected by its poor financial condition, and by the reluctance of many potential customers to engage the Corporation on new or additional projects. The Corporation has experienced a decline in new business booked in the first quarter of 1996 and the year ended December 31, 1995 compared to 1994. The decline in new business has had a material adverse effect on the Corporation. If the Corporation's diminished ability to secure new work continues, it will further adversely impact the Corporation's ability to continue as a going concern.

PART II.  OTHER INFORMATION
     (all dollar amounts in thousands)

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is subject to a number of lawsuits in the following four general categories that were either settled or are currently pending against the Corporation and/or MK Rail and their respective directors and or officers (the "defendants") (i) class actions relating to transactions in the common stock of the Corporation (ii) class actions relating to the issuance of, and transactions in, the common stock of MK Rail (iii) derivative actions brought by persons who claim to be stockholders of the Corporation and (iv) claims brought by the former stockholders of three corporations, Touchstone, Inc., TMS, Inc. and Clark Industries, Inc., ("Clark") acquired by the Corporation in exchange for shares of the Corporation's common stock. These actions have been described in detail in prior reports.

    Settlement discussions have been held among the Corporation, MK Rail, certain of their respective present and former officers and directors, their insurance carriers, the underwriting defendants and plaintiffs with respect to all of the pending cases except Pilarczyk. These discussions have resulted in agreements to settle the MK Securities Class Actions, the MK Rail Securities Class Actions, the Derivative Actions, the Touchstone Actions and the Clark Action.

    The settlements, other than that of the Touchstone, Inc. Actions, and the Clark Action must be submitted to, and approved by, the courts presiding over the various cases. That process is ongoing and, as of this date, stands as follows:

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

    The settlement of the MK Rail Securities Class Actions was approved on March 29, 1996 by the United States District Court for the District of Idaho, subject to appeal for a period of 30 days following March 29, 1996. No appeal was filed. A court-approved settlement fund was established and the Corporation deposited a share certificate for 869,231 shares of its common stock into such fund after the settlement was approved. The issuance of the common stock represented by such certificate and the transfer of the settlement proceeds to the control of the plaintiffs is subject to the entry of a final nonappealable judgment approving the settlement of the "Double Derivative Action". The effectiveness of the settlement of the MK Rail Securities Class Actions is not, however, subject to the final judicial approval of the settlements in the MK Securities Class Actions or the MK Derivative Actions.

    The settlements of the MK Derivative Actions has been submitted for approval by the Delaware Chancery Court and the Idaho District Court for Ada County. In connection with the settlements of the MK Derivative Actions, the Corporation reached an agreement with the Corporation's former chairman with respect to his severance benefits, including pension rights, to which the plaintiffs do not object. The settlement of the MK Derivative Actions was approved on April 15, 1996 by the Delaware Court of Chancery. A hearing has been scheduled for May 21, 1996 before the Idaho District Court. If approved by final orders of the Delaware Chancery Court and the Idaho District Court that become final and nonappealable the settlement proceeds from the MK Derivative Actions (less attorneys' fees and expenses) will be transferred to the control of the settlement fund in the MK Securities Class Actions and, thus, the effectiveness of the settlement is subject to certain conditions, including the entry of final, nonappealable judgments approving the settlements in the MK Securities Class Actions (which condition has been satisfied), the MK Rail Securities Class Actions (which condition has been satisfied) and the Double Derivative Action asserted on behalf of MK Rail.

    Settlement of the Double Derivative Action asserted on behalf of MK Rail was reached on March 4, 1996. A hearing with respect to such approval has been set for May 21, 1996. The Corporation has no monetary or other obligations under the settlement of the actions resulting from the Double Derivative Action. However, $4,500 in the reduction of intercompany debt owed by MK Rail to the Corporation is attributable to the settlement of the Double Derivative Action, the MK Securities Class Actions and the MK Rail Securities Class Actions. The effectiveness of the settlement is conditioned upon a judgment by the Idaho Court approving the settlement that becomes final and nonappealable and approval of the settlement in the MK Rail Securities Class Actions (which condition has been satisfied).

    The settlement terms will require the Corporation, as its share of the settlements, to (i) issue 2,976,923 shares of common stock in settlement of the MK Securities Class Actions; and (ii) issue 869,231 shares of common stock in settlement of the MK Rail Securities Class Actions. The settlement of the Derivative Actions requires the implementation of certain "therapeutic measures with respect to corporate governance. The Corporation's insurance carriers have paid $35,000 on behalf of the individual defendants in the MK Securities Class Actions and the Derivative Actions, and MK Rail's insurance carrier has paid $6,000 into a settlement fund created in connection with the settlement of the MK Rail Securities Class Actions.

    The Touchstone, Inc. Actions have been settled and notices of voluntary dismissal with prejudice were filed on January 16, 1996. Under the terms of the settlement, the Corporation paid $425 to the plaintiffs, paid the plaintiffs their actual out-of-pocket fees and costs in the amount of $146 in April 1996, and agreed to pay the difference, if any, between $5,250 and the sum of all proceeds received by the plaintiffs as members of the class from the settlement of the MK Securities Class Actions.

    The Clark Action has been settled in principle and it is expected that a definitive Settlement Agreement will be executed by all parties no later than May 15, 1996. Under the terms of the Settlement the plaintiffs will be paid $275 (which will be provided by the Corporation's insurer) and, in addition to the exchange of general releases, the plaintiffs will be specifically released from their obligations pursuant to a Deposit Escrow Agreement plaintiffs entered into for the benefit of the Corporation. On May 8, 1996, the court entered an order dismissing the case with prejudice, with leave to refile for thirty-five days in the event that a settlement is not consummated.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)  Exhibits
                FILED IN PART I
                None
                FILED IN PART II
                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                The Registrant filed a current report on Form 8-K on February 19, 1996 to report that it had begun preliminary negotiations with its secured creditors concerning a proposed exchange of its existing indebtedness for a new issue of the Registrant's common stock (which initially would represent all of the outstanding common stock of the Registrant) and certain other assets.

All other items required under Part II are omitted because they are not applicable.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MORRISON KNUDSEN CORPORATION

                                  /S/G.A. Crockett
                                   ---------------------------------------------
                                  Vice President - Business Management and
                                  Controller and Principal Accounting Officer,
                                  in his respective capacities as such


Date: May 20, 1996