Form 10-Q
period 1996-06-30
MORRISON KNUDSEN CORP
filed 1996-08-14
CIK 763739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 June 30, 1996

                         Commission File Number 1-8889

                         MORRISON KNUDSEN CORPORATION
                   (Debtor-in-Possession as of June 25, 1996)

                             A Delaware Corporation
                   IRS Employer Identification No. 82-0393735

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729

                                  208/386-5000


The registrant's common stock is registered on the New York and Pacific Stock Exchanges.

At July 31, 1996, 33,044,157 shares of the registrant's common stock were outstanding (excluding 456,380 shares held in treasury).

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

   X  Yes    No
  ---

                          MORRISON KNUDSEN CORPORATION
                   (Debtor-in-Possession as of June 25, 1996)
                       Quarterly Report Form 10-Q for the
                     Three Month Period Ended June 30, 1996


                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                              PAGE
Item 1.   Consolidated Condensed Financial Statements and Notes to Financial
          Statements

          Statements of Operations for the Three and Six Month Periods
          Ended June 30, 1996 and 1995                                                          I-1

          Balance Sheets at June 30, 1996 and
          December 31, 1995                                                                     I-2

          Statements of Cash Flows for the Six Month Periods
          Ended June 30, 1996 and 1995                                                          I-4

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

Item 6.  Exhibits and Reports on Form 8-K                                                       II-1

Signatures                                                                                      II-1


PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
(Debtor-in-Possession as of June 25, 1996)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED) (Thousands of dollars except share data)

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                  ---------------------        -----------------------
                                                                  1996          1995 (a)        1996          1995 (a)
Revenue                                                       $   353,481    $   459,209    $   677,684    $   825,695
Cost of revenue                                                  (335,635)      (448,581)      (645,109)      (810,359)
                                                              -----------    -----------    -----------     ----------
Gross profit from continuing operations                            17,846         10,628         32,575         15,336
General and administrative expenses                               (10,529)       (15,165)       (24,027)       (25,784)
Interest expense                                                   (4,924)        (9,008)       (10,148)       (14,439)
Other income (expense), net                                             -          2,248              -          2,563
Equity in net income of unconsolidated affiliates                   1,517          2,514          4,757         14,461
Gain (loss) on disposition of investments in affiliates,
  and other assets, net                                                 -         (1,282)         2,130        (21,301)
                                                              -----------    -----------    -----------     ----------
Income (loss) from continuing operations before
  reorganization items and income taxes                             3,910        (10,065)         5,287        (29,164)
Reorganization items                                              (20,904)             -        (20,904)             -
                                                              -----------    -----------    -----------     ----------
Loss from continuing operations before income taxes               (16,994)       (10,065)       (15,617)       (29,164)
Income tax expense                                                 (1,275)          (371)        (2,357)          (908)
                                                              -----------    -----------    -----------     ----------
Loss from continuing operations                                   (18,269)       (10,436)       (17,974)       (30,072)
Discontinued operations:
   Loss from discontinued MK Rail and Transit operations                -         (1,952)             -         (8,135)
   Loss on disposition of discontinued operations                  (9,805)             -         (9,805)       (25,500)
                                                              -----------    -----------    -----------     ----------
Net loss                                                      $   (28,074)   $   (12,388)   $   (27,779)   $   (63,707)
                                                              ===========    ===========    ===========    ===========
Loss per common share:
   Continuing operations                                      $      (.55)   $      (.31)   $      (.54)   $      (.91)
   Discontinued operations                                           (.30)          (.06)          (.30)         (1.02)
                                                              -----------    -----------    -----------     ----------
Net loss                                                      $      (.85)   $      (.37)   $      (.84)   $     (1.93)
                                                              ===========    ===========    ===========    ===========
Common shares used to compute loss per share                   33,044,000     33,042,000     33,044,000     32,954,000
                                                              ===========    ===========    ===========    ===========


MORRISON KNUDSEN CORPORATION
(Debtor-in-Possession as of June 25, 1996)
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995
(Thousands of dollars except share data)



ASSETS                                                                                           1996                1995 (a)
- ------                                                                                           ----                ----
CURRENT ASSETS
Cash and cash equivalents                                                                      $ 68,102             $ 63,086
Accounts receivable including retentions of $13,608 and $16,952                                 143,862              166,104
Unbilled receivables                                                                             98,087               87,902
Refundable income taxes, net                                                                          -               22,803
Investments in and advances to construction joint ventures                                       14,873               15,186
Deferred income taxes                                                                            15,510               10,590
Investments in unconsolidated affiliates held for sale                                            5,260               32,189
Net assets of discontinued MK Rail operations                                                    72,000               72,000
Other                                                                                            13,530               14,944
                                                                                               --------             --------
Total current assets                                                                            431,224              484,804
                                                                                               --------             --------
INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                                                     27,439               24,440
Investments in and advances to unconsolidated affiliates                                         54,774               51,031
Goodwill and other intangibles, net                                                               3,556                4,006
Other investments and assets                                                                     15,848               18,493
                                                                                               --------             --------
Total investments and other assets                                                              101,617               97,970
                                                                                               --------             --------

PROPERTY AND EQUIPMENT, AT COST
Land and mineral rights                                                                          10,016               10,507
Leasehold improvements                                                                           58,297               60,079
Machinery and equipment                                                                           3,049                9,140
Construction equipment                                                                           98,746              132,776
                                                                                               --------             --------
Total property and equipment                                                                    170,108              212,502
LESS ACCUMULATED DEPRECIATION                                                                  (131,653)            (156,410)
                                                                                               --------             --------
Property and equipment, net                                                                      38,455               56,092
                                                                                               --------             --------
TOTAL ASSETS                                                                                   $571,296             $638,866
                                                                                               ========             ========

(a) Certain amounts reclassified to conform to 1996 financial statement presentation.

The accompanying notes are an integral part of the financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                                             1996               1995 (a)
- ------------------------------------                                                             ----               ----
CURRENT LIABILITIES
Short-term bank debt                                                                            $  24,481          $ 251,226
Estimated reimbursement obligations of discontinued Transit operations                                 -             111,444
Liabilities subject to settlement under reorganization proceedings                                352,814                 -
Accounts payable including retentions of $18,713 and $20,076                                      112,154            130,969
Accrued salaries, wages and benefits                                                               36,482             45,362
Accruals for estimated losses on uncompleted contracts                                             24,402             21,973
Accrued and deferred interest on antecedent debt                                                       -               9,320
Other accrued liabilities                                                                          64,837             74,990
Billings in excess of costs and estimated earnings on uncompleted contracts                        48,278             63,252
Advances from customers                                                                             9,172             19,181
Income taxes payable                                                                                7,123                 -
                                                                                                 --------           --------
Total current liabilities                                                                         679,743            727,717
                                                                                                 --------           --------
NON-CURRENT LIABILITIES
Note payable                                                                                        6,500                 -
Deferred income taxes                                                                               8,813              8,061
Deferred compensation                                                                              12,603             12,999
Deferred income                                                                                     9,209             10,572
Accrued workers' compensation insurance and other non-current liabilities                          21,699             19,006
Accrued postretirement benefit obligation                                                          30,009             29,193
Accrued litigation settlements subject to settlement under reorganization proceedings              25,000             25,000
                                                                                                 --------           --------
Total non-current liabilities                                                                     113,833            104,831
                                                                                                 --------           --------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $.10, authorized 10,000,000 shares, none
Common stock, par value $1.67, authorized 100,000,000 shares, issued
 33,500,537 and 33,692,857 shares                                                                  55,834             56,156

Capital in excess of par value                                                                    270,036            270,661

Accumulated deficit                                                                              (537,926)          (510,147)

Treasury stock, 456,380 and 454,914 shares, at cost                                                (7,793)            (7,757)

Unearned compensation -- restricted stock                                                            (592)            (1,582)

Cumulative translation adjustments                                                                 (1,823)            (1,578)

Net unrealized holding gain (loss) on securities available for sale                                   (16)               565
                                                                                                 --------           --------
Total stockholders' equity (deficiency)                                                          (222,280)          (193,682)
                                                                                                 --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                         $ 571,296          $ 638,866
                                                                                                 ========           ========


MORRISON KNUDSEN CORPORATION
(Debtor-in-Possession as of June 25, 1996)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JUNE 30, 1996, AND 1995 (UNAUDITED)
(Thousands of dollars)

                                                                                                  1996               1995
OPERATING ACTIVITIES                                                                              ----               ----
Net loss                                                                                       $(27,779)          $(63,707)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Results of discontinued operations and loss on dispositions                                     9,805             29,130
  (Gain) loss on disposition of certain assets and non-core businesses, net                      (2,130)            21,303
  Depreciation and amortization                                                                   9,463              9,569
  Provision for (realization of) estimated losses on uncompleted contracts, net                   2,429            (21,500)
  Increase in working capital from cancellation
   of accounts receivable sales                                                                      -             (60,000)
  Other changes in working capital, net                                                          (2,758)            (2,144)
  Increase (decrease) in non-current assets and liabilities, net                                 (9,492)             6,388
                                                                                               --------           --------
Net cash used by operating activities                                                           (20,462)           (80,961)
                                                                                               --------            --------
Net cash used by discontinued operations                                                             -             (60,883)
                                                                                               --------            --------
INVESTING ACTIVITIES
Property and equipment acquisitions                                                              (4,216)            (4,579)
Property and equipment disposals                                                                 10,625              6,928
Purchase of securities available for sale                                                       (10,904)           (11,339)
Proceeds from sales of securities available for sale                                              7,322             15,664
Proceeds from sales of investments in unconsolidated affiliates and other assets                 29,764             22,500
Other investing activities, net                                                                    (213)             1,744
                                                                                               --------            --------
Net cash provided by investing activities                                                        32,378             30,918
                                                                                               --------            --------
FINANCING ACTIVITIES
Borrowings under credit agreements                                                               24,481            128,011
Repayments of borrowings under credit agreements                                                (37,881)                -
Borrowings of long-term debt                                                                      6,500                 -
                                                                                               --------            --------
Dividends paid                                                                                       -              (6,164)
                                                                                               --------            --------
Net cash provided (used) by financing activities                                                 (6,900)           121,847
                                                                                               --------            --------
Cash and cash equivalents of businesses held for sale                                                -              (3,436)
                                                                                               --------            --------
Increase in cash and cash equivalents                                                             5,016              7,485
Cash and cash equivalents at beginning of period                                                 63,086             65,011
                                                                                               --------            --------
Cash and cash equivalents at end of period                                                     $ 68,102           $ 72,496
                                                                                               ========           ========
Other cash flow information for continuing and discontinued operations
Interest paid                                                                                  $ 24,049           $ 17,613
Income taxes paid (refunded), net                                                               (20,013)           (21,121)
Reorganization expenses paid:
 Professional consultants' fees and out-of-pocket expenses                                        6,219                 -
 Debtor-in-possession financing fees                                                                600                 -
                                                                                               --------           --------


(a) Certain amounts reclassified to conform to 1996 financial statement presentation.

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
(DEBTOR-IN-POSSESSION AS OF JUNE 25, 1996)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands)

The term "Corporation" as used in this Quarterly Report includes Morrison Knudsen Corporation and its consolidated subsidiaries unless otherwise indicated and where the context requires otherwise.

1. BANKRUPTCY FILING AND PLAN OF REORGANIZATION

The Corporation, which has been experiencing significant operating losses and facing severe liquidity problems, determined that it was not likely to meet its cash repayment obligations on existing indebtedness including (i) $100,000 of antecedent bank debt due on September 30, 1996, (ii) $113,345 of antecedent bank debt due on December 31, 1996 and (iii) the additional amounts required to be escrowed in connection with its Transit reimbursement obligations for the benefit of the bonding company and the lender banks on such dates and to ultimately fund the remaining $31,249 reimbursement obligation to the bonding company and the estimated $90,000 reimbursement obligation to the lender banks ("Metra Banks"). The Corporation believes that further refinancings of its existing indebtedness would not be sufficient to enable the Corporation to continue as a going concern. The Corporation further believes that cash generated from operations and the proceeds from the sale of its remaining investment held for sale would not be sufficient to meet its existing antecedent debt obligations and the required escrow payments under the Transit reimbursement obligations in 1996.

CHAPTER 11 BANKRUPTCY FILING: On June 25, 1996, Morrison Knudsen Corporation, a Delaware corporation, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code by filing a prepackaged Plan of Reorganization in the United States Bankruptcy Court for the District of Delaware, Bankruptcy Case Number 96-1006 (PJW) (the "Plan"). The Corporation's wholly-owned subsidiaries were not included in the filing. The Plan provides for a settlement of the Corporation's obligations to its impaired creditors. Claims which the Corporation believes will be allowed are stated in the June 30, 1996 balance sheet as "liabilities subject to settlement under reorganization proceedings" and "accrued litigation settlements subject to settlement under reorganization proceedings." The Corporation's obligations to its vendors, subcontractors and material suppliers are not impaired under the Plan. The Plan provides that valid claims of trade creditors, including subcontractors and material suppliers, are to be paid in full and on time and that the holders of such claims shall not be required to file a proof of claim or take other formal action to obtain such payment. The Corporation intends to conduct its business as usual, and to bid, propose and negotiate for new contract awards and to continue to perform its existing contracts, including its contracts with various agencies of the U.S. Government. The Plan has already been accepted by the Corporation's impaired creditors to the extent required under the Bankruptcy Code. On or about August 1, 1996, the Corporation commenced soliciting acceptances of the Plan from the holders of Touchstone claims and holders of the Corporation's common stock, including securities class actions claimants. The Corporation continues to operate its businesses as debtor-in-possession, and the Corporation's officers and directors remain in control subject to the limitations and requirements of the Bankruptcy Code.

  Pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP90-7"), the following condensed financial statements of Morrison Knudsen Corporation, a Delaware corporation and a debtor-in-possession, have been prepared using the equity method of accounting for reporting the results of operations of all wholly-owned subsidiaries of the Corporation that are not included in the Chapter 11 proceedings.

Morrison Knudsen Corporation
(a Delaware Corporation)
Condensed Statements of Operations
(Thousands of dollars)

                                                                                                       (Unaudited)
                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                                  1996               1995
                                                                                               ---------          ---------
Revenue                                                                                        $   5,297          $     947
Cost of revenue                                                                                   (6,393)              (947)
                                                                                               ---------          ---------
Gross loss                                                                                        (1,096)                -
General and administrative expenses                                                               (2,132)            (1,556)
Interest expense                                                                                  (9,841)           (12,227)
Other income (expense), net                                                                        6,005                584
Equity in net income of unconsolidated affiliates                                                    854              8,531
Gain (loss) on disposition of investments in affiliates                                            2,130             (9,256)
Equity in net loss of wholly-owned subsidiaries                                                   (3,656)           (49,783)
                                                                                               ---------          ---------
Loss before reorganization items and income taxes                                                 (7,736)           (63,707)
Reorganization items                                                                             (20,904)                -
                                                                                               ---------          ---------
Loss before income taxes                                                                         (28,640)           (63,707)
Income tax benefit                                                                                   861                 -
                                                                                               ---------          ---------
Net loss                                                                                       $ (27,779)         $  63,707
                                                                                               =========          =========

Morrison Knudsen Corporation
(a Delaware Corporation)
Condensed Statements of Cash Flows
(Thousands of dollars)

                                                                                                       (Unaudited)
                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                                  1996               1995
                                                                                                --------          ---------
OPERATING ACTIVITIES
Net loss                                                                                       $ (27,779)         $ (63,707)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
  Loss on disposal of discontinued operations                                                      9,805             14,196
  Equity in net loss of consolidated subsidiaries, net                                             3,656             54,601
  (Gain) loss on disposition of certain assets and non-core businesses, net                       (2,130)             9,256
  Depreciation and amortization                                                                    1,414              2,001
  Provision for (realization of) estimated losses on uncompleted contracts, net                   (2,954)           (14,333)
  Other changes in working capital, net                                                          (11,109)             9,109
  Increase (decrease) in other assets and liabilities, net                                          (802)             4,320
                                                                                                --------          ---------
Net cash provided (used) by operating activities                                                 (29,899)            15,443
                                                                                                --------          ---------
INVESTING ACTIVITIES
Proceeds from sales of investments and other assets                                               27,430             22,500
Investments in and advances to consolidated subsidiaries                                           2,150           (156,001)
Other investing activities, net                                                                      (29)              (347)
                                                                                                --------          ---------
Net cash provided (used) by investing activities                                                  29,551           (133,848)
                                                                                                --------          ---------
FINANCING ACTIVITIES
Borrowings under credit agreements                                                                24,481            142,980
Repayments of borrowings under credit agreements                                                 (37,881)                -
Dividends paid                                                                                        -              (6,164)
                                                                                                --------         ----------
Net cash provided (used) by financing activities                                                 (13,400)           136,816
                                                                                                --------          ---------
Increase in cash and cash equivalents                                                            (13,748)            18,411
Cash and cash equivalents at beginning of period                                                  15,722              4,548
                                                                                                --------          ---------
Cash and cash equivalents at end of period                                                     $   1,974          $  22,959
                                                                                               =========          =========

MORRISON KNUDSEN CORPORATION
(A DELAWARE CORPORATION)
CONDENSED BALANCE SHEETS
(Thousands of dollars)

                                                                                                      (Unaudited)
                                                                                           June 30, 1996       December 31, 1995
                                                                                           -------------       -----------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                   $   1,974             $  15,722
Accounts receivable and unbilled receivables, including retentions
  of $1,409 and $1,279                                                                         11,245                11,379
Refundable federal income taxes                                                                    -                  4,877
Investments in unconsolidated affiliates held for sale                                          5,260                30,689
Other                                                                                           1,244                 1,058
                                                                                            ---------             ---------
Total current assets                                                                           19,723                63,725
                                                                                            ---------             ---------
Investments in and advances to wholly-owned subsidiaries                                      180,653               168,239
Other investments and assets                                                                    1,965                 1,978
Property and equipment, net                                                                     4,845                 5,060
                                                                                            ---------             ---------
Total Assets                                                                                $ 207,186             $ 239,002
                                                                                            ---------             ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Short-term bank debt                                                                        $  24,481             $ 251,226
Estimated reimbursement obligations of discontinued Transit operations                             -                111,444
Accrued and deferred interest on antecedent debt                                                   -                  9,320
Liabilities subject to settlement under reorganization proceedings                            352,814                    -
Accounts payable and accrued liabilities                                                       13,870                19,443
Accruals for estimated losses on uncompleted contracts                                         11,469                14,423
                                                                                            ---------             ---------
Total current liabilities                                                                     402,634               405,856
                                                                                            ---------             ---------
NONCURRENT LIABILITIES
Accrued litigation settlements subject to settlement under reorganization
  proceedings                                                                                  25,000                25,000
Deferred compensation                                                                           1,832                 1,828
                                                                                            ---------             ---------
Total noncurrent liabilities                                                                   26,832                26,828
                                                                                            ---------             ---------
Stockholders' equity (deficiency)                                                            (222,280)             (193,682)
                                                                                            ---------             ---------
Total liabilities and stockholders' equity                                                  $ 207,186             $ 239,002
                                                                                            =========             =========

PLAN OF REORGANIZATION AND MERGER: As disclosed in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, (i) in February 1996 the Corporation proposed an initial restructuring plan to its impaired creditors which formed the basis for an initial plan of reorganization of the Corporation (the "Initial Plan") and (ii) in May 1996 the Corporation and Washington Construction Group, Inc. ("Washington") entered into a non-binding term sheet relating to the possible merger of the Corporation with and into Washington (the "Merger"), with Washington being the surviving Corporation in the Merger and being renamed Morrison Knudsen Corporation (as such, the "Combined Company"). Following the completion of Washington's review of the Corporation's businesses and extensive negotiations regarding the definitive terms of the Merger and of modifications to the Initial Plan to provide for, among other things, the Merger and the distribution of securities of the Combined Company to the Corporation's impaired creditors, the Corporation and Washington entered into a merger agreement (the "Merger Agreement") on May 28, 1996. Following the execution of the Merger Agreement and further negotiations with various creditor and stockholder representatives, the Corporation modified the Initial Plan to reflect the Merger Agreement and certain accommodations reached with the impaired creditors' steering committee and other creditor and stockholder representatives.

PRINCIPAL TERMS OF THE PLAN AND THE MERGER AGREEMENT: In addition to the Merger, the Plan provides for the satisfaction and discharge of substantially all of the Corporation's existing senior debt obligations and the cancellation of all of the Corporation's outstanding common stock. The Plan provides that, unless the Merger Agreement is terminated, each holder of record of shares of the Corporation's common stock as of the date the Plan is confirmed (including shares held for distribution to certain securities litigation plaintiffs) will receive (i) its pro rata share of warrants to purchase an aggregate of 2,765,000 shares of the Combined Company's common stock at an exercise price of $12.00 per share (subject to adjustment), (ii) a number of rights, equal to the number of shares of the Corporation's common stock so held, to purchase a portion of the consideration otherwise distributable under the Plan to certain of the Corporation's creditors as described below, and (iii) its pro rata share of any distributions that may be required under the Plan to prevent the assumed value of the aggregate consideration otherwise distributable under the Plan to certain of the Corporation's creditors as described below from exceeding the aggregate amount of such creditors' allowed claims (all as determined in the manner provided in the Plan). The Plan also provides that, unless the Merger Agreement is terminated, certain creditors of the Corporation will receive distributions (a portion of which may be made to a trust for their benefit) of (i) $13,300 in cash, (ii) all of the common stock of MKRail owned by the Corporation, (iii) the promissory note of MK Rail owned by the Corporation (or the proceeds thereof), (iv) newly issued shares of common stock of the Combined Company equal to 45% of the total number of such shares to be outstanding after giving effect to such issuance, (v) newly issued shares of preferred stock of the Combined Company entitling the holders thereof to receive up to $18,000 (subject to adjustment) on account of certain tax refunds that may be claimed by the Combined Company as successor to the Corporation, and (vi) if applicable, the proceeds of any exercises of the rights described in clause (ii) of the preceding sentence (in lieu of a portion of the distributions described in this sentence).

  The Plan provides that, if the Merger Agreement is terminated (in which event the Merger would not occur), in lieu of the distributions described above, (i) each holder of record of shares of the Corporation's common stock as of the date the Plan is confirmed will receive its pro rata share of warrants to purchase an aggregate number of shares (estimated to be approximately 1,000,000) of common stock of the reorganized Corporation equal to 10% of the total number of such shares to be outstanding after giving effect to the issuance of such shares to certain creditors of the Corporation as described below, at a price determined pursuant to a formula set forth in the Plan, and (ii) certain creditors of the Corporation will receive distributions (a portion of which may be made to a trust for their benefit) of (i) all of the common stock of MK Rail owned by the Corporation, (ii) the promissory note of MK Rail owned by the Corporation (or the proceeds thereof), (iii) all of the common stock of the reorganized Corporation to be outstanding as of the effective date of the Plan (estimated to be approximately 10,000,000 shares), and (iv) newly issued shares of preferred stock of the reorganized Corporation entitling the holders thereof to receive up to $18,000 (subject to adjustment) on account of certain tax refunds that may be received by the reorganized Corporation.

  The effectiveness of the Plan and the respective obligations of the Corporation and Washington to consummate the Merger are subject to certain conditions. In addition, the Merger Agreement may be terminated by the Corporation or Washington under certain circumstances. Although there can be no assurance with respect thereto, it is presently expected that all conditions to the effectiveness of the Plan and the consummation of the Merger will be satisfied or waived, that the Merger Agreement will not be terminated, and that the Plan will become effective and the Merger will be consummated in September 1996. The Merger Agreement provides that, in the event (i) the Corporation(a) fails to consummate the Merger in breach of its obligations under the Merger Agreement, or (b) terminates the Merger Agreement and enters into a definitive agreement with respect to a Substantial Transaction (as defined below) within one year of such termination and (ii) in all such cases Washington is not in material breach of its obligations under the Merger Agreement and, at the time of such failure or termination, is ready, willing and able to proceed to consummate the transactions thereunder, the Corporationwill pay Washington a fee of $9,000 plus reimbursement of expenses. The Merger Agreement further provides that if the Corporationconsummates such Substantial Transaction, the Corporationwill also pay to Washington the lesser of (i) $3,000 and (ii) 40% of the amount by which the value of the consideration provided in the Substantial Transaction exceeds $250,000, plus reimbursement of expenses. For purposes of the Merger Agreement, the term "Substantial Transaction" means an alternative transaction involving the sale of the Corporation, the sale of a majority of the stock of the Corporation (by means of a merger, stock sale or other transaction), the sale of any of the Corporation's principal operating businesses (other than MKRail) and any other reorganization involving an equity infusion.

  The foregoing descriptions of the principal terms of the Plan and Merger Agreement are qualified in their entirety by the full texts of such documents, which are filed as Exhibits 2.1 and 2.2, respectively, hereto and incorporated herein by this reference. In addition, a Disclosure Statement relating to the Plan and the Merger, was mailed to holders of record, of the Corporation's common stock on or about August 1, 1996. Stockholders are urged to carefully read the Disclosure Statement in its entirety.

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Investments in 20% to 50% owned companies and joint ventures are accounted for by the equity method. The Corporation's proportionate share of joint venture revenue, cost of revenue and gross profit is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.

  The consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended

December 31, 1995. The comparative consolidated balance sheet and financial statement footnotes included herein as December 31, 1995 amounts have been derived from the audited balance sheet and financial statement footnotes at December 31, 1995.

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

  The Corporation, in estimating its Transit reimbursement obligations, makes significant assumptions concerning cost estimates, projected to the estimated completion dates of contracts which are in their early stages of production, for labor productivity rates, material price and usage, for interest expense on the estimated borrowings under the credit facilities extended to Amerail, additional general and administrative expenses and unabsorbed manufacturing overhead due to the anticipated absence of new work during the period of Amerail's performance of the contracts transferred to Amerail. The Corporation has no management control over Amerail and therefore must rely on financial and operating information provided by Amerail to estimate its reimbursement obligations. Due to uncertainties in the estimation process, it is at least reasonably possible that estimated costs to complete the Metra Contract will be further revised in the near-term. See Note 3 "Changes in Business - Discontinued Transit Operations and Reimbursement Obligations."

  The Corporation has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term construction contracts. However, due to uncertainties inherent in the estimation process, the Corporation can give no assurance that it will not revise its estimates of completion costs in the near-term for certain construction projects.

  The Corporation recognizes revenue on construction contracts, including substantially all of its construction joint-venture contracts, on the percentage-of-completion method, based on the proportion of costs incurred on the contract to total estimated contract costs. Construction management and engineering contract revenue is recognized on the accrual method.

  Revisions in uncompleted contract revenue and cost estimates are reflected in the accounting period when known. Any anticipated losses on uncompleted contracts are charged to operations as soon as they are determinable. Claims for additional contract revenue in excess of original contract price are recognized when an offer to settle has been received from the customer.

  The unaudited consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of operations and cash flows for the interim periods. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

  The accompanying unaudited consolidated financial statements of Morrison Knudsen Corporation and its subsidiaries have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The accompanying unaudited consolidated financial statements do not give effect to all adjustments of the carrying amounts of assets or amounts and classifications of liabilities that might be necessary as a consequence of the bankruptcy proceedings. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of the Plan, success of future operations and the ability to provide sufficient cash from operations and financing sources to meet obligations. The Corporation's financial statements as of June 30, 1996 have been presented in conformity with SOP90-7 which requires a segregation of liabilities subject to settlement under reorganization proceedings by the bankruptcy court as of the bankruptcy filing date (June 25, 1996) and identification of all transactions and events that are directly associated with the reorganization of the Corporation.

  Liabilities and accrued litigation settlements subject to settlement under reorganization proceedings are segregated on the balance sheet as of June 30, 1996 and include the following claims:

Current liabilities subject to settlement under reorganization proceedings:
   Antecedent bank debt                                                                  $213,345
   Estimated reimbursement obligations of discontinued Transit operations                 121,249
   Accrued Touchstone, Inc. litigation settlement                                           5,250
   Liability for estimated allowed claim arising from rejection of the Boise leases        12,970
                                                                                         --------
Total                                                                                    $352,814
                                                                                         ========
Non-current liabilities subject to settlement under reorganization proceedings:
 Accrued litigation settlements                                                          $ 25,000
                                                                                         ========

3. CHANGES IN BUSINESS

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

  In connection with the disposition of Transit, two new credit facilities were provided to Amerail, (i) an $80,000 facility guaranteed by the Corporation's bonding company to fund the non-Metra Contracts and (ii) a $65,000 revolving credit facility provided by the Metra Banks to fund the Metra Contract. The Corporation's reimbursement obligation to its bonding company for the surety's future losses on the Metra and non-Metra Contracts including the guarantee of the $80,000 facility is governed by the Transit Reimbursement Agreement. The agreement provides, among other things, that the Corporation's maximum reimbursement obligation to its bonding company for net cash losses of the Metra and non-Metra Contracts is $31,249. Such actual net cash losses of the bonding company were estimated to exceed the Corporation's maximum reimbursement obligation at June 30, 1996.

  The Corporation's reimbursement obligation to the Metra Banks, which are providing a standby letter of credit and revolving credit facility up to an aggregate commitment of $119,673 at June 30, 1996, including the $65,000 revolving credit facility to fund the Metra Contract, is governed by the Metra Guaranty. The amount available under the standby letter of credit is reduced by a predetermined amount for each transit car delivered to and accepted by Metra.

  For purposes of estimating the Corporation's reimbursement obligation under the Metra Guaranty, the Corporation has assumed, among other things, (i) that the standby letter of credit is not drawn, if ever, prior to its reduction to approximately $90,000, based on continued delivery by Amerail of transit cars under the Metra Contract, and (ii) that the Metra Banks do not increase their commitment to provide financing to Amerail for the Metra Contract beyond approximately $90,000. Although the completion of the Metra Contract by Amerail may require financing over and above such amount, the Corporation has assumed that such additional financing would be provided by the bonding company. Any such additional financing by the bonding company would be subject to the $31,249 maximum reimbursement obligation of the Corporation to the bonding company. However, if Amerail were to default under the Metra Contract prior to the reduction of the standby letter of credit to such amount and the letter of credit is drawn or the Metra Banks provide financing over and above such amount, then the Corporation's reimbursement obligation under the Metra Guaranty could increase above the estimated amount at June 30, 1996.

  The Corporation's reimbursement obligation under the Transit Reimbursement Agreement is governed by a Distribution Agreement among the Corporation, the bonding company and the agent for the antecedent debt (the "Distribution Agreement"). Under the Distribution Agreement, the amount owing to the bonding company under the Transit Reimbursement Agreement becomes subject to a maximum of $31,249, and becomes payable 90 days after the date the last rail car is accepted by a transit agency, which is estimated to be 1998. Prior to this date, however, the Distribution Agreement requires certain amounts to be placed in escrow for the benefit of the bonding company to cover such future payment of the ultimate amount owing under the Transit Reimbursement Agreement. These escrow requirements are tied to when (i) dispositions of assets are made requiring payments to be made on account of antecedent debt and (ii) payments are made on account of antecedent debt.

  The Corporation's reimbursement obligation under the Metra Guaranty (estimated at $90,000 at June 30, 1996) is subject to the terms and conditions of the Amended and Restated Override Agreement dated as of October 10, 1995 ("Override Agreement") governing the repayment of the remainder of the Corporation's antecedent debt. Optional and mandatory payments under the Override Agreement, in addition to repaying funded antecedent debt, are escrowed on account of the contingent Metra Guaranty repayment obligation and other contingent antecedent debt obligations until, among other things, such amount becomes fixed and liquidated.

  As described in Note 1 above, the Plan provides for the settlement and discharge of the Corporation's debt obligations to its secured creditors, including its reimbursement obligations relating to the discontinued Transit operations.

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

  As described in Note 1 above, the Plan provides for, among other things, the distribution of the Corporation's 65% ownership interest in MK Rail and the Corporation's note receivable from MK Rail (or the proceeds thereof) to or for the benefit of certain creditors of the Corporation.

  Summary results of operations for the discontinued segment for the six month periods ended June 30, 1996 and 1995 follows:


Results of Operations                                                                        (Unaudited)      (Unaudited)
Six Month Periods Ended June 30,                                                                 1996            1995
                                                                                             ------------      ----------
Revenue                                                                                       $136,236         $139,073
Gross profit (loss)                                                                             10,824           (3,886)
Net income (loss)                                                                                5,021           (9,048)
                                                                                              ========         ========
Corporation's share of net income (loss)                                                      $  3,264         $ (5,881)
                                                                                              ========         ========

  The assets and liabilities of MK Rail have been segregated on the consolidated balance sheets at June 30, 1996 and December 31, 1995. Such amounts are summarized as follows:

                                                                                            (Unaudited)
                                                                                           June 30, 1996      December 31, 1995
                                                                                           -------------      ------------------
Cash and cash equivalents                                                                    $  3,815             $  5,696
Accounts receivable and unbilled receivables                                                   52,698               43,934
Inventories                                                                                    93,134               99,459
Other current assets                                                                            6,879                2,903
Property and equipment, net                                                                    49,010               61,587
Deferred income taxes                                                                          26,173               28,363
Goodwill and other intangibles, net                                                            29,601               31,575
Prepaid lease cost                                                                              6,764                7,182
Short-term and current portion of long-term debt                                              (19,029)             (60,825)
Accounts payable and accrued liabilities                                                      (51,776)             (51,780)
Advances from customers                                                                       (17,671)                  -
Debt due after one year                                                                       (11,894)              (7,198)
Other non-current liabilities                                                                 (10,496)             (10,901)
Minority interests                                                                            (36,840)             (35,083)
Cumulative translation losses                                                                   5,189                5,223
Accrual for estimated loss on disposal                                                        (53,557)             (48,135)
                                                                                             --------             --------
Net assets of discontinued MK Rail operations                                                $ 72,000             $ 72,000
                                                                                             ========             ========

MK Rail Intercompany Agreements: On June 15, 1995, the Corporation entered into an agreement with MK Rail regarding the amount of intercompany indebtedness owed by MK Rail to the Corporation and certain other matters. The agreement resulted in the Corporation reducing its receivable from MK Rail through a capital contribution of $29,500. The remaining balance of $52,200 was converted into a promissory note, with interest at the prime rate, due in 2000 with earlier repayments under certain default and change-of-interest conditions. The outstanding balance of the promissory note is due and payable in full upon the acquisition of all of the common stock or substantially all of the assets of MK Rail by a third party. The estimated loss on disposition of MK Rail recognized in the consolidated statements of operations includes the effects of this additional capital contribution to MK Rail and the adjustment to realized value upon the sale of MK Rail's promissory note subsequent to December 31, 1995. In connection with the Plan, the Corporation and MK Rail entered into an agreement (the "Note Cancellation Agreement") which provides that, on the terms and subject to the conditions set forth therein, the promissory note of MK Rail owned by the Corporation will be cancelled and retired upon the payment of $34,500 in two installments. A copy of the Note Cancellation Agreement is filed as Exhibit 4.1 hereto and incorporated herein by this reference. As described in
Note 1 above, the Plan provides for the distribution of the promissory note of MK Rail owned by the Corporation (or the proceeds thereof) to or for the benefit of certain creditors of the Corporation.

4. DISPOSITIONS OF INVESTMENTS IN AFFILIATES AND OTHER ASSETS

Dispositions in 1996

McConnell Dowell Corporation, Limited ("MDC"): In the first quarter of 1996, the Corporation sold its 62.8% ownership interest in MDC for $28,000 net cash proceeds and recognized a gain on disposal of $2,130. The Corporation, MDC and its lender banks, as of the date of this Quarterly Report on Form 10-Q, are holding discussions concerning the banks' release of the Corporation's financial guarantees amounting to $32,652 in support of MDC's contract performance obligations to its customers.

Strait Crossing Development, Inc. ("SCDI"): On March 29, 1996, the Corporation and the SCDI members reached an agreement in connection with the Corporation's withdrawal from the joint venture (the "withdrawal agreement") under which the Corporation, in exchange for being indemnified by SCDI members against liabilities relating to the project (including contract performance guarantees, outstanding or potential liabilities to bonding companies and liabilities related to a bank-provided letter of credit) agreed, among other things, to transfer its $24,841 investment in the joint venture and its 36% ownership interest in SCDI to the SCDI members, and to assign to an SCDI member, the promissory note received as partial consideration for the sale of its 9% ownership interest in SCDI. The Corporation further agreed to sell its interest in certain marine equipment to the SCDI members.

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

MK Investments, Inc. (North Pacific construction operations)("MKI"): Based on preliminary negotiations with a prospective buyer of the Corporation's North Pacific construction operations, the Corporation recognized a provision of $8,836 to write-down the carrying amount of its 100% ownership interest in MKI to its estimated recovery value. In September 1995, the Corporation completed the sale of certain MKI net assets and operations for $17,100 cash.

Sale of Morrison Knudsen Depot ("Depot"): Based on an indicative offer by the City of Boise to buy the Depot the Corporation wrote-down its carrying amount by $3,209. In December 1995, the Corporation completed the sale of the Depot for $1,500 cash, payable in three equal installments ending June 1996.

5. CONSTRUCTION JOINT VENTURES

The Corporation has from time to time entered into a number of partnership arrangements with other contractors commonly referred to as "joint ventures". Construction joint ventures frequently have a short life span, since they are designed and created for the sole purpose of bidding on, negotiating for and completing one specific project and are liquidated when the project is completed. The number of joint ventures in which the Corporation participates and the size, scope and duration of the projects vary between periods. Specific joint ventures change from period to period, and the comparability of the following summary financial information between periods may not be meaningful. The following table presents summarized financial information of the construction joint ventures on a combined 100 percent basis at June 30, 1996 and December 31, 1995 and for the six months in the periods ended June 30, 1996 and 1995.

                                                                               (Unaudited)
Financial Position at                                                         June 30, 1996       December 31, 1995
- ---------------------                                                         -------------       -----------------
Cash and cash equivalents                                                          $ 47,039            $  49,781
Other current assets                                                                 61,485               65,781
Non-current assets                                                                       -                22,112
Property and equipment, net                                                             804               67,038
Advances from customers                                                                 (19)             (16,197)
Other current liabilities                                                           (98,416)            (161,066)
                                                                                    -------             --------
Net assets                                                                          $10,893             $ 27,449
                                                                                    =======             ========
Corporation's investments in and advances to construction joint ventures            $14,873             $ 15,186
                                                                                    =======             ========

Results of Operations                                                             (Unaudited)         (Unaudited)
Six Month Periods Ended June 30,                                                     1996                1995
- --------------------------------                                                   ---------           ---------
Combined joint ventures, net
 Revenue                                                                          $ 185,911            $ 453,242
 Cost of revenue                                                                   (169,313)            (434,724)
                                                                                  ---------            ---------
Gross profit                                                                      $  16,598            $  18,518
                                                                                  =========            =========
Corporation's share, net
 Revenue                                                                          $  49,301            $ 137,003
 Cost of revenue                                                                    (46,253)            (126,463)
                                                                                  ---------            ---------
Gross profit                                                                      $   3,048            $  10,540
                                                                                  =========            =========

6. Investments in and Advances to Unconsolidated Affiliates

The following table presents summarized financial information of the unconsolidated affiliated companies accounted for by the equity method on a combined 100 percent basis at June 30, 1996 and December 31, 1995 and for the six months in the periods ended June 30, 1996 and 1995. Amounts for all periods presented include the accounts of the following individually significant investees (the Corporation's ownership interests therein are shown parenthetically): AmerBank (29.5%); Westmoreland Resources, Inc. (24%), Mitteldeutsche Braunkohlengesellschaft mbH ("MIBRAG mbH") (33%) and MDC (62.8%) until its disposition in the first quarter of 1996.

  Because of the Corporation's decision to dispose of its ownership interest in AmerBank, the carrying amount of its investment therein is reflected in the accompanying balance sheets at June 30, 1996 and December 31, 1995 under the caption "Investments in Unconsolidated Affiliates Held for Sale". The carrying amount of the Corporation's 29.5% ownership interest in AmerBank at June 30, 1996 was $5,260 and was less than the fair market value of AmerBank's publicly traded stock, based on published market prices at June 30, 1996.

                                                                                  (Unaudited)
Financial Position at                                                            June 30, 1996        December 31, 1995
- ---------------------                                                            -------------        -----------------
Current assets                                                                    $ 456,397              $ 618,701
Non-current assets                                                                  726,795                754,462
Current liabilities                                                                (164,718)              (274,537)
Long-term debt                                                                     (250,457)              (211,331)
Other non-current liabilities                                                      (580,467)              (665,662)
                                                                                  ---------              ---------
Net assets                                                                        $ 187,550              $ 221,633
                                                                                  =========              =========
Corporation's investments in and advances to unconsolidated affiliates            $  54,774              $  51,031
                                                                                  =========              =========
Results of Operations                                                              (Unaudited)           (Unaudited)
Six Month Periods Ended June 30,                                                      1996                  1995
- --------------------------------                                                    ---------             ---------
Revenue                                                                             $ 321,294              $ 485,955
Gross profit                                                                            8,321                 15,282
Net income                                                                             14,458                 32,387
                                                                                    =========              =========
Corporation's equity in net income of unconsolidated affiliates                     $   4,757              $  14,461
                                                                                    =========              =========

  The Corporation's equity in the net income of unconsolidated affiliates of $14,461 for the six month period ended June 30, 1995 includes its $9,128 proportionate share of MDC's net income. See Note 4. "Dispositions of Investments in Affiliates and Other Assets."

7. SHORT-TERM AND LONG-TERM DEBT

Short-term debt at June 30, 1996 and December 31, 1995 consisted of the following:


                                                                                   (Unaudited)
                                                                                  June 30, 1996         December 31, 1995
                                                                                  -------------         -----------------
Antecedent debt, interest rates of 8.25% at June 30, 1996 and
  8.5% at December 31, 1995                                                        $    -                    $213,345
Bridge loan, interest rates of 9.75% at June 30, 1996 and
  11.5% at December 31, 1995                                                        24,481                     37,881
                                                                                   -------                    -------
Total short-term debt                                                              $24,481                   $251,226
                                                                                   =======                   ========

  The weighted average interest rates on short-term borrowings outstanding at June 30, 1996 and December 31, 1995 were 8.40% and 9.0%, respectively.

  Long-term debt at June 30, 1996 consisted of an unsecured note payable in the principal amount of $6,500 with interest at 6.25% per annum and payable to a construction joint-venture partner. The principal amount is due and payable as follows: $2,000 on September 1, 1997; $3,500 on October 1, 1997; and $1,000 on
November 1, 1997 with interest on the unpaid balance due and payable at the end of each calendar quarter and November 1, 1997.

New and Amended Credit Facilities: On March 31, 1996, the Corporation and certain of its secured creditors agreed to amend certain terms and conditions of the bridge loan facility, which expired on March 31, 1996. The amendments to the bridge loan facility included, among other things, establishment of a new borrowing capacity of $47,500 and extension of its termination date to September 30, 1996. Outstanding borrowing under the amended bridge loan facility are subject to interest at the prime rate plus one and one-half percent per annum (9.75% at June 30, 1996) due and payable on the last day of each month and on the termination date. On July 2, 1996, the Corporation paid off the $24,481 outstanding balance of the amended bridge loan facility and concurrently borrowed $20,000 under a new Debtor-In-Possession ("DIP") Credit Agreement dated June 28, 1996. Outstanding borrowings under the DIP Credit Agreement bear interest at the prime rate plus two percent (10.25% at August 14, 1996) payable on the last day of each month and on the termination date, as defined in the DIP Credit Agreement. The Corporation paid a $600 financing fee related to the DIP Credit Agreement on June 28, 1996.

8. LEGAL PROCEEDINGS

The Corporation and its respective directors and officers (the "defendants") were subject to a number of lawsuits in the following four general categories that have been settled; (i) class actions relating to transactions in the common stock of the Corporation, (ii) class actions relating to the issuance of, and transactions in, the common stock of MK Rail, (iii) derivative actions brought by persons who claim to be stockholders of the Corporation and (iv) claims brought by former stockholders of three corporations, Touchstone, Inc., TMS, Inc., and Clark Industries, Inc., acquired by the Corporation in exchange for shares of the Corporations' common stock. These actions have been described in detail in prior reports. With the exception of the TMS, Inc. action, such actions have been settled and are subject to final, non-appealable judgements. The settlements have been described in detail in prior reports. The Corporation has filed a motion in the United States Bankruptcy Court for the District of Delaware to approve such settlements and the release of stock and assets to the control of the plaintiffs. The TMS, Inc. action, (Pilarczyk, et al. -vs-Morrison Knudsen Corporation, USDC NDNY 95-CY-1835) has been removed from the court's open docket pending a lifting of the bankruptcy stay.

  Other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against the Corporation and its subsidiaries relating to matters that are in the ordinary course of its business activities, including environmental matters, are not expected to have a material adverse effect on the Corporation's financial position or results of operations.

9. COMMITMENTS AND CONTINGENCIES

The Corporation has commitments and performance guarantees arising from engineering and construction contracts including those of its construction joint ventures. The Corporation is self-insured for workers' compensation, automobile, general liability and third party errors and omissions. The Corporation has insurance agreements with insurers for losses in excess of self-insured limits.

CF Systems: In 1990, the Corporation acquired CF Systems, which had developed a solvent-extraction technology. The Corporation's investment in CF Systems, was $7,143 at June 30, 1996 and $4,844 at December 31, 1995.

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

Discontinued Shipbuilding Operations: In April 1989, the Corporation sold its ownership interest in National Steel and Shipbuilding Company ("NASSCO") and in June 1994, the Corporation renegotiated and amended the April 1989 sale agreement with NASSCO. Under the terms of the amended agreement, the Corporation agreed to provide NASSCO a $21,000 credit facility. The Corporation's commitment to provide the $21,000 credit facility terminated concurrently with the delivery and acceptance by the U.S. Navy of the last NASSCO-built ship in a multiple-ship contract in May, 1996.

  The Corporation has guaranteed $21,000 of NASSCO's port facility bonds until not later than December 1, 2002, and guaranteed $1,544 of NASSCO's federal workers' compensation bonds. NASSCO's floating dry dock is pledged as collateral for the $21,000 port facility bonds. The agreement in connection with the Corporation's guarantee of NASSCO's $21,000 indebtedness includes certain default provisions including the occurrence of an event of bankruptcy proceedings under the United States Bankruptcy Code. Upon the occurrence of an event of default, payment of the $21,000 indebtedness could be accelerated.

DISCONTINUED REAL ESTATE DEVELOPMENT OPERATIONS: At June 30, 1996, the Corporation was liable for $4,249 of secured bank loans due September 30, 1996 in connection with commercial real estate operations of its Emkay Development Company, Inc. subsidiary ("Emkay"), discontinued in 1987. Net liabilities of the discontinued real estate operations were included in the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995 under the caption "Other Accrued Liabilities".

  The bank lenders agreed to waive the event of default resulting from Emkay's non-payment of the balance of its loan outstanding at June 30, 1996 and further agreed to extend the maturity date for such payment from June 30, 1996 to September 30, 1996. As of June 30, 1996, three properties were in escrow, with net cash proceeds estimated at approximately $2,870 expected at closing. Emkay expects to recover net cash proceeds of approximately $1,950 from the sale of the remaining properties not in escrow at June 30, 1996, and further anticipates that net cash proceeds from sales of all properties available for sale at June 30, 1996 will be, in the aggregate, sufficient to repay the $4,249 loan balance if they are sold by September 30, 1996 at the expected sales prices.

                                                                                 (Unaudited)
Financial Position at                                                           June 30, 1996        December 31, 1995
- ---------------------                                                           -------------        -----------------
Real estate assets held for sale                                                  $ 2,621                $ 11,928
Other assets and liabilities, net                                                  (1,332)                    318
Secured term bank loans, due September 30, 1996, interest rate
  of 8.75% at June 30, 1996 and December 31, 1995                                  (4,249)                (15,519)
                                                                                  -------                --------
Net liabilities                                                                   $(2,960)               $ (3,273)
                                                                                  =======                ========

Letters of Credit and Financial Guarantees: At June 30, 1996 the Corporation was contingently liable, in the normal course of business, for $37,448 related to letters of credit under contract performance obligations to customers not reflected in the balance sheet at June 30, 1996. Of this aggregate amount, $2,367 in letters of credit were for contract performance obligations to customers of its discontinued MK Rail operations.

  In addition, at June 30, 1996, the Corporation had provided guarantees for $32,731 and $32,652 in letters of credit issued by third parties in connection with Amerail's performance of the Metra Contract and MDC's contract performance obligations, respectively. In the first quarter of 1996, the Corporation sold its 62.8% ownership interest in MDC. MDC and its lender banks are holding discussions as of the date of this Quarterly Report on Form 10-Q concerning the banks release of the Corporation's financial guarantees. In addition, the Corporation was contingently liable for $14,443 related to letters of credit to meet the reinsurance requirements of the Corporation's captive insurance subsidiary. The credit risk is mitigated by the insurance subsidiary's portfolio of high quality securities available for sale ($27,439 fair value at June 30, 1996) used to collateralize the letters of credit.

Government Audits: The Corporation has a number of cost reimbursable contracts with the U.S. Government, the allowable costs of which are subject to adjustments upon audit by various agencies of the U.S. Government. Audits currently in progress are in varying stages of completion and relate to years ended 1987 through 1994. Some audits have resulted in proposed claims and cost disallowances. The Corporation must complete cost analyses for the years under audit before it can determine the merit of the issues raised and quantify the amount of any potential disallowance. The Corporation expects that the resolution of these matters will not materially effect the Corporation's results of operations or financial position.

10. KEY EMPLOYEE COMPENSATION PLANS

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

  Under the 1995 severance plan, covered employees who are involuntarily terminated (without cause) after the occurrence of (i) a change in control of the covered employee's division, (ii) a bankruptcy filing, or (iii) a change in any consecutive two year period of a majority of the directors (unless each new director was approved by a vote of two-thirds of the remaining directors), will receive cash awards ranging from four to nine months of annual base salary. The severance plan terminates on the confirmation of any Chapter 11 plan concerning the Corporation or July 1, 1996, provided that no triggering event has occurred. The 1996 severance plan is substantially similar to the 1995 severance plan, but provides covered employees with severance benefits if they are involuntarily terminated (without cause) between April 10, 1996 and December 31, 1997. Covered employees for the purposes of the 1996 severance plan are employees who elect to postpone payment of their cash award under the retention plan until after July 1, 1996. The estimated liability for retention plan awards of $5,107 was included in the accompanying consolidated balance sheet at June 30, 1996 under the caption "Other Accrued Liabilities". Maximum cash awards under the retention plan are estimated to be approximately $6,900.

Reorganization Bonus: On April 2, 1996, the compensation committee of the Board of Directors awarded to certain key employees cash bonuses totaling $1,115, payment of which is conditioned upon the successful reorganization of the Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although there can be no assurance with respect thereto, it is presently anticipated that the Plan will become effective and the Merger will be consummated in September 1996. If the Plan becomes effective, the reorganized Corporation will have a new capital structure and will have divested itself of the common stock and promissory note of MK Rail owned by the Corporation (or the proceeds thereof). In addition, if the Merger is consummated, the Combined Company will operate the existing businesses of Washington and the Corporation (other than the business of MK Rail) on a combined basis under a new capital structure. Consequently, the Corporation's financial condition and results of operations at and for the six month period ended June 30, 1996 are not expected to be comparable to the financial condition or results of operations of the reorganized Corporation or the Combined Company, as the case may be, at or for periods ending on dates subsequent to the effective date of the Plan.


RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 COMPARED TO
THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 1995

                                                                                             (Millions of dollars)
                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30,                      June 30,
                                                                                -------------------           -----------------
                                                                                1996           1995           1996         1995
Revenue                                                                        $353.5         $459.2          $677.7      $825.7
Gross profit from continuing operations                                          17.8           10.6            32.6        15.3
General and administrative expenses                                             (10.5)         (15.2)          (24.0)      (25.8)
Interest expense                                                                 (4.9)          (9.0)          (10.1)      (14.4)
Other income (expense), net                                                        -             2.2              -          2.6
Equity in net income of unconsolidated affiliates                                 1.5            2.5             4.8        14.5
Gain (loss) on disposition of investments in affiliates, net                       -            (1.3)            2.1       (21.3)
Reorganization items                                                            (20.9)            -            (20.9)         -
Income tax expense                                                               (1.3)           (.4)           (2.4)        (.9)
Discontinued operations                                                          (9.8)          (2.0)           (9.8)       (33.6)
                                                                              =======         ======          ======       ======

Revenue: Revenue from continuing operations for the three and six month periods ended June 30, 1996 decreased $105.7 million and $148.0 million, respectively, compared to the comparable periods of 1995. The decreases were primarily due to
(i) the sale in late 1995 of the North Pacific construction operations with prior period revenues of $62.5 million and $98.6 million in the three and six month periods ended June 30, 1995, respectively, (ii) the execution and completion of a number of heavy civil construction contracts, principally for public works, in the six month period ended June 30, 1995 and (iii) a decline in the amount of new work booked in prior periods.

Gross profit: Gross profit from continuing operations for the three and six month periods ended June 30, 1996 increased $7.2 million and $17.3 million, respectively, compared to the comparable periods of 1995. The $7.2 million increase in gross profit for the three months ended June 30, 1996 was primarily attributable to increases in gross profit from engineering and construction and environmental contracts and an approximately $2.0 million increase in mining services fees of the Corporation's German subsidiary. In addition, the Corporation recognized a $5.1 million gain from the reversal of certain reserves that had been accrued in prior periods and were determined to no longer be required. Gross profit for the three months ended June 30, 1996, was adversely affected by $1.5 million of provisions for anticipated losses on fixed price contracts.

  The $17.3 million increase in gross profit for the six month period ended June 30, 1996 was primarily attributable to increases in gross profit from engineering and construction and environmental contracts and an approximately $4.0 million increase in mining services fees of the Corporation's German subsidiary. In addition, the Corporation recognized (i) a $5.1 million gain from the reversal of certain reserves that had been accrued in prior periods and were determined to no longer be required, (ii) a $4.8 million gain in connection with the sale of marine equipment to SCDI members and (iii) $1.2 million of additional claims revenue. Gross profit for the six month period ended June 30, 1996 was adversely affected by $8.3 million of provisions for anticipated losses on a number of fixed-price contracts.

General and Administrative Expenses: General and administrative expenses for the three and six month periods ended June 30, 1996 decreased $4.7 million and $1.8 million, respectively, compared to the comparable periods of 1995. The decreases are principally due to lower professional consultants' fees in connection with the Corporation's prolonged effort to effect a financial restructuring (including debt restructuring, dispositions of certain assets and businesses and resolution of securities class actions) leading up to the development of the Plan and the commencement of reorganization pro-ceedings on June 25, 1996. Such expenses decreased approximately $6.1 million and $8.0 million in the three and six month periods ended June 30, 1996, respectively, compared to the comparable periods of 1995.

Interest Expense: Interest expense for the three and six month periods ended June 30, 1996 decreased $4.1 million and $4.3 million, respectively, compared to the comparable periods of 1995. The decreases were the result of lower average outstanding borrowings in 1996 and lower weighted average interest rates compared to the comparable periods of 1995. Interest expense reported during the Chapter 11 proceedings will be paid and such interest does not differ from contractual interest.

Equity in Net Income (Loss) of Unconsolidated Affiliates: Equity in the net income of unconsolidated affiliates for the three and six month periods ended June 30, 1996 decreased $1.0 million and $9.7 million, respectively. The decreases were attributed to the sale in the first quarter of 1996 of MDC. The Corporation's share of equity in MDC's net income for the three and six month periods ended June 30, 1995 was $.9 million and $9.1 million, respectively. In addition, the Corporation's equity in the net income of MIBRAG mbH for the first half of 1996 was $1.7 million less than the comparable period of 1995 principally due to an increase in coal premium payments to the German government and lower sales prices on customers' long-term coal supply contracts.

Disposition of Investments in Affiliates and Other Assets: The $2.1 million gain on disposition of investments in affiliates for the six month period ended June 30, 1996 stems from the Corporation's sale of its 62.8% ownership interest in MDC in the first quarter of 1996.

  The $21.3 million loss on disposition of investments in affiliates and other assets for the six month period ended June 30, 1995 consisted of a $9.3 million loss on the Corporation's sale in June 1995 of its remaining ownership interest in MK Gold Company, a loss provision of $8.8 million to write-down the carrying amount of its investment in the North Pacific construction operations, including the $1.3 million additional provision in the second quarter of 1995, and a $3.2 million loss provision to write-down the carrying amount of the Morrison Knudsen Depot. See Note 4. "Dispositions of Investments in Affiliates and Other Assets".

REORGANIZATION ITEMS: Pursuant to the guidance provided in SOP90-7, the Corporation segregated on its statement of operations for the three month period ended June 30, 1996 certain non-recurring periodic expenses and accruals related to the Chapter 11 proceedings as follows:

Professional consultants' fees and out-of-pocket expenses                                 $ 6,219
Compensation expense for reorganization bonus                                               1,115
Debtor-in-possession financing fees                                                           600
Provision for estimated allowed claim arising from the rejection of the Boise leases       12,970
                                                                                          -------
Total                                                                                     $20,904
                                                                                          =======

Income Tax Expenses: The Corporation recognized tax expense for the three and six month periods ended June 30, 1996 and 1995 consisting of estimated foreign and state income taxes relating to certain jurisdictions in which the Corporation had net taxable income. The Corporation did not provide a federal tax benefit in 1996 and 1995. Net deferred tax assets reflect management's estimate of the amount which will more likely than not, be realized.

Discontinued Operations: In the second quarter of 1996, the Corporation recognized (without providing any future tax benefit) an additional $9.8 million provision to its estimated reimbursement obligation for the estimated net cash losses resulting from Amerail's performance of the Metra Contracts transferred to Amerail. The Corporation has recognized its Transit reimbursement obligations through the estimated final completion of the transit car contracts based upon the best information available which included financial and operating information provided by Amerail, over which the Corporation has no control.

  In connection with its decision to dispose of MK Rail and the disposition of Transit, the Corporation in the first half of 1995 recorded an aggregate loss from discontinued operations of $33.6 million, without providing any future tax benefit. The loss includes (i) a $25.5 million write-down of the Corporation's carrying value of its investment in MK Rail to estimated net realizable value based upon the best information available in the circumstances and (ii) an aggregate $8.1 million provision for the Corporation's share of MK Rail and Transit net operating losses for the six months ended June 30, 1995.

FINANCIAL CONDITION


Liquidity and capital resources (thousands of dollars)                                     June 30,
                                                                                -----------------------------
                                                                                1996                     1995
Cash and cash equivalents:
  Beginning of period                                                          $ 63,086                $ 65,011
  End of period                                                                  68,102                  72,496

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                -----------------------------
                                                                                1996                     1995
Net cash provided (used) by:
   Operating activities                                                        $(20,462)                $(80,961)
   Investing activities                                                          32,378                   30,918
   Financing activities                                                          (6,900)                 121,847

  The Corporation generated cash flows from investing activities in the first half of 1996 principally from the receipt of $29.8 million cash from the sales of MDC and the Depot, received $21.3 million income tax refunds and borrowed $6.5 million which enabled it to fund operations and repay the $37.9 million of outstanding borrowings under its bridge loan and increase its consolidated cash balance at June 30, 1996 by $5.0 million. In addition, on July 2, 1996, the Corporation paid off the $24.5 million outstanding balance of the amended bridge loan facility and concurrently borrowed $20.0 million under a new DIP Credit Agreement dated June 28, 1996. Outstanding borrowings under the DIP Credit Agreement bear interest at the prime rate plus two percent (10.25% at August 14, 1996) payable on the last day of each month and on the termination date, as defined in the DIP Credit Agreement. The Corporation paid a $600 financing fee relating to the DIP Credit Agreement on June 28, 1996.

  Net cash used by continuing operations in the first half of 1995 of $81.0 million consisted of an increase in accounts receivable at June 30, 1995 of $60.0 million. These accounts receivable were sold at December 31, 1994, cancelled effective March 31, 1995, and subsequently absorbed into the new bank credit facility on April 11, 1995. In addition, approximately $24.0 million of cash was used to fund cost overruns on a number of fixed-price contracts. Net cash provided by investing activities in the first half of 1995 of $30.9 million arose substantially from the $22.5 million net proceeds from the sale of MKGold, $4.3 million from the sale of securities available for sale and $4.1 million from sales of property, equipment and other assets. See Note 4. "Disposition of Investments in Affiliates and Other Assets". Net cash provided by financing activities in the first half of 1995 of $121.8 million included $128.0 million additional net borrowings under bank credit agreements less the cash payment of the fourth quarter 1994 dividend of $6.2 million.

LIQUIDITY

The Corporation, which has been experiencing significant operating losses and facing severe liquidity problems, determined that it was not likely to meet its cash repayment obligations on existing indebtedness including (i) $100.0 million of antecedent bank debt due on September 30, 1996, (ii) $113.3 million of antecedent bank debt due on December 31, 1996 and (iii) the additional amounts required to be escrowed in connection with its Transit reimbursement obligations for the benefit of the bonding company and the lender banks on such dates and to ultimately fund the remaining $31.2 million reimbursement obligation to the bonding company and the estimated $90.0 million reimbursement obligation to the lender banks ("Metra Banks"). The Corporation believes that further refinancings of its existing indebtedness would not be sufficient to enable the Corporation to continue as a going concern. The Corporation further believes that cash generated from operations and the proceeds from the sale of its remaining investment held for sale would not be sufficient to meet its existing antecedent debt obligations and the required escrow payments under the Transit reimbursement obligations in 1996.

CHAPTER 11 BANKRUPTCY FILING: On June 25, 1996, Morrison Knudsen Corporation, a Delaware corporation, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code by filing a prepackaged Plan of Reorganization in the United States Bankruptcy Court for the District of Delaware, Bankruptcy Case Number 96-1006 (PJW) (the "Plan"). The Corporation's wholly-owned subsidiaries were not included in the filing. The Plan provides for a settlement of the Corporation's obligations to its impaired creditors. Claims which the Corporation believes will be allowed are stated in the June 30, 1996 balance sheet as "liabilities subject to settlement under reorganization proceedings" and "accrued litigation settlements subject to settlement under reorganization proceedings." The Corporation's obligations to its vendors, subcontractors and material suppliers are not impaired under the Plan. The Plan provides that valid claims of trade creditors, including subcontractors and material suppliers, are to be paid in full and on time and that the holders of such claims shall not be required to file a proof of claim or take other formal action to obtain such payment. The Corporation intends to conduct its business as usual, and to bid, propose and negotiate for new contract awards and to continue to perform its existing contracts, including its contracts with various agencies of the U.S. Government. The Plan has already been accepted by the Corporation's impaired creditors to the extent required under the Bankruptcy Code. On or about August 1, 1996, the Corporation commenced soliciting acceptances of the Plan from the holders of Touchstone claims and holders of the Corporation's common stock, including securities class actions claimants. The Corporation continues to operate its businesses as debtor-in-possession, and the Corporation's officers and directors remain in control subject to the limitations and requirements of the Bankruptcy Code.

PLAN OF REORGANIZATION AND MERGER: As disclosed in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, (i) in February 1996 the Corporation proposed an initial restructuring plan to its impaired creditors which formed the basis for an initial plan of reorganization of the Corporation (the "Initial Plan") and (ii) in May 1996 the Corporation and Washington Construction Group, Inc. ("Washington") entered into a non-binding term sheet relating to the possible merger of the Corporation with and into Washington (the "Merger"), with Washington being the surviving Corporation in the Merger and being renamed Morrison Knudsen Corporation (as such, the "Combined Company"). Following the completion of Washington's review of the Corporation's businesses and extensive negotiations regarding the definitive terms of the Merger and of modifications to the Initial Plan to provide for, among other things, the Merger and the distribution of securities of the Combined Company to the Corporation's impaired creditors, the Corporation and Washington entered into a merger agreement (the "Merger Agreement") on May 28, 1996. Following the execution of the Merger Agreement and further negotiations with various creditor and stockholder representatives, the Corporation modified the Initial Plan to reflect the Merger Agreement and certain accommodations reached with the impaired creditors' steering committee and other creditor and stockholder representatives.

PRINCIPAL TERMS OF THE PLAN AND THE MERGER AGREEMENT: In addition to the Merger, the Plan provides for the satisfaction and discharge of substantially all of the Corporation's existing senior debt obligations and the cancellation of all of the Corporation's outstanding common stock. The Plan provides that, unless the Merger Agreement is terminated, each holder of record of shares of the Corporation's common stock as of the date the Plan is confirmed (including shares held for distribution to certain securities litigation plaintiffs) will receive (i) its pro rata share of warrants to purchase an aggregate of 2,765,000 shares of the Combined Company's common stock at an exercise price of $12.00 per share (subject to adjustment), (ii) a number of rights, equal to the number of shares of the Corporation's common stock so held, to purchase a portion of the consideration otherwise distributable under the Plan to certain of the Corporation's creditors as described below, and (iii) its pro rata share of any distributions that may be required under the Plan to prevent the assumed value of the aggregate consideration otherwise distributable under the Plan to certain of the Corporation's creditors as described below from exceeding the aggregate amount of such creditors' allowed claims (all as determined in the manner provided in the Plan). The Plan also provides that, unless the Merger Agreement is terminated, certain creditors of the Corporation will receive distributions (a portion of which may be made to a trust for their benefit) of (i) $13.3 million in cash, (ii) all of the common stock of MK Rail owned by the Corporation, (iii) the promissory note of MK Rail owned by the Corporation (or the proceeds thereof), (iv) newly issued shares of common stock of the Combined Company equal to 45% of the total number of such shares to be outstanding after giving effect to such issuance, (v) newly issued shares of preferred stock of the Combined Company entitling the holders thereof to receive up to $18.0 million (subject to adjustment) of certain tax refunds that may be claimed by the Combined Company as successor to the Corporation, and (vi) if applicable, the proceeds of any exercises of the rights described in clause (ii) of the preceding sentence (in lieu of a portion of the distributions described in this sentence).

  The Plan provides that, if the Merger Agreement is terminated (in which event the Merger would not occur), in lieu of the distributions described above, (i) each holder of record of shares of the Corporation's common stock as of the date the Plan is confirmed will receive its pro rata share of warrants to purchase an aggregate number of shares (estimated to be approximately 1,000,000) of common stock of the reorganized Corporation equal to 10% of the total number of such shares to be outstanding after giving effect to the issuance of such shares to certain creditors of the Corporation as described below, at a price determined pursuant to a formula set forth in the Plan, and (ii) certain creditors of the Corporation will receive distributions (a portion of which may be made to a trust for their benefit) of (i) all of the common stock of MK Rail owned by the Corporation, (ii) the promissory note of MK Rail owned by the Corporation (or the proceeds thereof), (iii) all of the common stock of the reorganized Corporation to be outstanding as of the effective date of the Plan (estimated to be approximately 10,000,000 shares), and (iv) newly issued shares of preferred stock of the reorganized Corporation entitling the holders thereof to receive up to $18.0 million (subject to adjustment) of certain tax refunds that may be received by the reorganized Corporation.

  The effectiveness of the Plan and the respective obligations of the Corporation and Washington to consummate the Merger are subject to certain conditions. In addition, the Merger Agreement may be terminated by the Corporation or Washington under certain circumstances. Although there can be no assurance with respect thereto, it is presently expected that all conditions to the effectiveness of the Plan and the consummation of the Merger will be satisfied or waived, that the Merger Agreement will not be terminated, and that the Plan will become effective and the Merger will be consummated in September

1996. The Merger Agreement provides that, in the event (i) the Corporation(a) fails to consummate the Merger in breach of its obligations under the Merger Agreement, or (b) terminates the Merger Agreement and enters into a definitive agreement with respect to a Substantial Transaction (as defined below) within one year of such termination and (ii) in all such cases Washington is not in material breach of its obligations under the Merger Agreement and, at the time of such failure or termination, is ready, willing and able to proceed to consummate the transactions thereunder, the Corporation will pay Washington a fee of $9.0 million plus reimbursement of expenses. The Merger Agreement further provides that if the Corporation consummates such Substantial Transaction, the Corporationwill also pay to Washington the lesser of (i) $3.0 million and (ii) 40% of the amount by which the value of the consideration provided in the Substantial Transaction exceeds $250.0 million, plus reimbursement of expenses. For purposes of the Merger Agreement, the term "Substantial Transaction" means an alternative transaction involving the sale of the Corporation, the sale of a majority of the stock of the Corporation (by means of a merger, stock sale or other transaction), the sale of any of the Corporation's principal operating businesses (other than MK Rail) and any other reorganization involving an equity infusion.

  The foregoing descriptions of the principal terms of the Plan and Merger Agreement are qualified in their entirety by the full texts of such documents, which are filed as Exhibits 2.1 and 2.2, respectively, hereto and incorporated herein by this reference. In addition, a Disclosure Statement relating to the Plan and the Merger, was mailed to holders of record, of the Corporation's common stock on or about August 1, 1996. Stockholders are urged to carefully read the Disclosure Statement in its entirety.

  Representatives of the Corporation and Washington are presently engaged in negotiations with respect to a $200.0 million senior secured working capital and letter of credit facility for the Combined Company. Although it is presently expected that the Combined Company will be able to obtain such a facility on acceptable terms, there can be no assurance with respect thereto.

NEW BUSINESS AND BACKLOG

New Business: The Corporation booked new business of $341.2 million in the first six months of 1996 compared to $1,098.1 million in the last six months of 1995. New business consists of new engineering, construction, environmental and mining services contracts and changes to existing contracts.

Backlog: Backlog of all uncompleted contracts at June 30, 1996 was $3,527.9 million, compared with $3,864.4 million at year-end 1995. Backlog consists of
(i) uncompleted portions of engineering and construction contracts, including the proportionate share of construction joint-venture contracts, (ii) the next five-year portion of long-term mining services contracts and, (iii) the funded and unfunded portions of long-term contracts and subcontracts with various agencies of the U.S. Government. The Corporation has a number of contracts and subcontracts with various agencies of the U.S. Government principally for environmental remediation and restoration work, which contracts extend beyond one year and for which government funding has not yet been approved. Contracts and subcontracts with agencies of the U.S. Government are subject to unilateral termination at the option of the U.S. Government. The Corporation does not expect any material portion of its government contracting business to be terminated.

  The Corporation's business is being adversely affected by its poor financial condition, and by the reluctance of some potential customers to engage the Corporation on new or additional projects. The Corporation has experienced a decline in new business booked in the first half of 1996 and the year ended December 31, 1995 compared to prior periods. The decline in new business has had a material adverse effect on the Corporation. If the Corporation's diminished ability to secure new work continues, it will further adversely impact the Corporation's ability to continue as a going concern.

PART II.  OTHER INFORMATION

(All dollar amounts in thousands)

Item 3.  Legal Proceedings

The Corporation and its respective directors and officers (the "defendants") were subject to a number of lawsuits in the following four general categories that have been settled; (i) class actions relating to transactions in the common stock of the Corporation, (ii) class actions relating to the issuance of, and transactions in, the common stock of MK Rail, (iii) derivative actions brought by persons who claim to be stockholders of the Corporation and (iv) claims brought by former stockholders of three corporations, Touchstone, Inc., TMS, Inc., and Clark Industries, Inc., acquired by the Corporation in exchange for shares of the Corporations' common stock. These actions have been described in detail in prior reports. With the exception of the TMS, Inc. action, such actions have been settled and are subject to final, non-appealable judgements. The settlements have been described in detail in prior reports. The Corporation has filed a motion in the United States Bankruptcy Court for the District of Delaware to approve such settlements and the release of stock and assets to the control of the plaintiffs. The TMS, Inc. action, (Pilarczyk, et al. -vs-Morrison Knudsen Corporation, USDC NDNY 95-CY-1835) has been removed from the court's open docket pending a lifting of the bankruptcy stay.

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

         (b) Reports on Form 8-K

             The Registrant filed a current report on Form 8-K on May 28, 1996 to report that the Registrant entered into a definitive agreement to merge with Washington Construction Group, Inc.

             The Registrant filed a current report on Form 8-K on June 25, 1996 to report that Morrison Knudsen Corporation, a Delaware corporation, filed in the United States Bankruptcy Court a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

All other items required under Part II are omitted because they are not applicable.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MORRISON KNUDSEN CORPORATION

                                    /s/  G.A. Crockett
                                    -----------------------------
                                    Vice President -- Business Management and
                                    Controller and Principal Accounting
                                    Officer, in his respective capacities
                                    as such

Date: August 14, 1996

                          MORRISON KNUDSEN CORPORATION
                                 EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

Exhibits marked with an asterisk are filed herewith, the remainder of the exhibits have heretofore been filed with the Commission and are incorporated by reference.


Exhibit
Number             Exhibits
- ------             --------
  2.1*             The registrant's First Amended Plan of Reorganization under
                   Chapter 11 of the Bankruptcy Code as filed in the United
                   States Bankruptcy Court for the District of Delaware, Case
                   No. 96-1006(PJW).

  2.2 The registrant's Restructuring and Merger Agreement dated as of May 28, 1996 with Washington Construction Group, Inc.
                   (filed as Exhibit 2.1 to the registrant's Form 8-K Current
                   Report dated May 28, 1996 and incorporated herein by reference.)

  4.1* The registrant's Debtor-in-Possession Credit Agreement dated as of June 28, 1996 with Mellon Bank, N.A., as Agent, and other financial institutions named therein and Bank of America National Trust and Savings Association, Bank of
                   America Illinois and Key Bank of Idaho, as Deposit Banks.

 10.1*             The registrant's Settlement Agreement with Richard J. Clark,
                   Richard K. Clark and Dennis E. Clark dated as of May 20,
                   1996.

 10.2 MK Rail Note Cancellation and Restructuring Agreement dated as of June 20, 1996 among the Registrant, MK Rail and the
                   Registrant's wholly owned subsidiary, Morrison Knudsen
                   Corporation, an Ohio corporation ("MKO") (filed as Exhibit
                   10.1 to the registrant's Form 8-K Current Report dated June
                   25, 1996 and incorporated herein by reference.)

 10.3 MK Rail Stockholders Agreement dated as of June 20, 1996, between MK Rail and MKO (filed as Exhibit 10.2 to the registrant's Form 8-K Current Report dated June 25, 1996 and incorporated herein by reference.)

  27.*             Financial Data Schedule.